Form 10-Q
period 1997-06-30
SYSCOMM INTERNATIONAL CORP
filed 1997-08-14
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                         Commission File Number 0-22693


                        SYSCOMM INTERNATIONAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


           Delaware                                11-2889809
(State or other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                Identification Number)


                                275 Marcus Blvd.
                              Hauppauge, N.Y. 11788
              (Address of Principal Executive Offices and Zip Code)

                                 (516) 273-3200
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                                 No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 8, 1997: 4,555,540 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 6/30/97            6/30/96                 6/30/97            6/30/96

Net sales                                     $ 24,718,664        $ 33,644,269           $ 63,877,540       $ 71,687,092
Cost of sales                                   22,101,526          31,147,419             55,991,555         65,306,648
                                            --------------        ------------            -----------       ------------
     Gross profit                                2,617,138           2,496,850              7,885,985          6,380,444
                                            --------------

Selling & administrative expenses                1,544,756           1,123,525              4,501,904          3,513,221
                                            --------------          ----------            ------------        ----------

Income from operations                           1,072,382           1,373,325              3,384,081          2,867,223
                                            --------------          ----------            ------------        ----------

Other income (expenses)
   Interest expenses                              (226,558)           (361,504)              (778,702)          (995,218)
   Other                                            21,723              10,435                 79,283             18,922
                                            ----------------        ----------            ------------        -----------
   Total other expenses                           (204,835)           (351,069)              (699,419)          (976,296)
                                            ---------------         ----------            ------------        -----------

   Income from operations before
      income taxes                                 867,547           1,022,256              2,684,662          1,890,927

Provision for income taxes                          365,200            475,000              1,132,000            839,927
                                            ---------------         ----------            -----------         ----------

Net income                                   $     502,347         $   547,256          $   1,552,662      $   1,051,000
                                            ==============         ===========          =============      =============

Net income per common share                  $        0.14         $      0.16          $        0.45      $        0.32
                                            ==============         ===========          =============      =============

Weighted average number of common
 shares outstanding                              3,649,042           3,334,880              3,468,229          3,334,880
                                            ==============          ==========          =============      =============



     The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                             June 30, 1997               September 30, 1996
                                                              (Unaudited)                     (Audited)
                      ASSETS

Cash and cash equivalents                                  $      758,438                   $    1,180,680
Accounts receivable, net                                       19,554,133                       21,012,242
Inventory                                                       7,788,675                        8,936,845
Other                                                             255,118                          249,457
                                                          ---------------                  ---------------
   Total current assets                                        28,356,364                       31,379,224
                                                          ---------------                  ---------------
Property, plant and equipment, net                                759,333                          539,174
Other assets                                                      194,105                          184,159
                                                          ---------------                  ---------------
   Total assets                                              $ 29,309,802                    $  32,102,557
                                                          ===============                  ===============

                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                                    $   3,706,271                    $  12,483,391
Accounts payable and accrued liabilities                       14,956,926                       14,440,421
Income taxes payable                                              140,945                        1,069,197
Other current liabilities                                          41,686                           43,670
                                                          ---------------                   --------------
   Total current liabilities                                   18,845,828                       28,036,679
Long-term liabilities                                              76,839                           67,291
                                                          ---------------                   --------------
   Total liabilities                                           18,922,667                       28,103,970
                                                          ---------------                   --------------
Stockholders' Equity:
Preferred stock, $.01 par value                                   -                                  -
Common stock, $.01 par value                                       48,822                           36,322
Additional paid-in capital                                      5,017,779                          138,143
Unrealized loss on available-for-
   sale securities                                                (56,250)
Retained earnings                                               5,518,954                        3,966,292
Less: Treasury stock (at cost)                                   (142,170)                        (142,170)
                                                         ----------------                    -------------
   Total stockholders' equity                                  10,387,135                        3,998,587
                                                         ----------------                    -------------
   Total liabilities and
      stockholders' equity                                  $  29,309,802                    $  32,102,557
                                                         ================                    =============




     The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended June 30
                                                                       1997                      1996

Cash Flows From Operating Activities
  Net Income                                                     $   1,552,662              $   1,051,000
  Adjustments to reconcile net income to net cash
    Provided by operating activities
    Depreciation and amortization                                      123,107                    101,903
    Gain on disposition of fixed assets                                 (2,570)                     - 0 -
    Changes in assets and liabilities
      Accounts receivable                                            1,458,109                (23,949,377)
      Note receivable                                                    - 0 -                     21,939
      Inventory                                                      1,148,170                 (1,822,731)
      Prepaid expenses                                                 (78,955)                    12,473
      Other assets                                                      (9,946)                    13,967
      Accounts payable and accrued liabilities                         516,505                 34,605,541
      Income taxes payable                                            (928,252)                   644,230
                                                                 --------------              ------------
        Net Cash Provided by Operating Activities                    3,778,830                 10,678,945
                                                                 -------------               ------------

Cash Flows from Investing Activities
   Purchase of fixed assets                                           (298,871)                  (135,545)
   Proceeds from disposition of fixed assets                             7,300                    - 0 -
                                                                 --------------               -----------
        Net Cash Used in Investing Activities                         (291,571)                  (135,545)
                                                                 -------------                -----------

Cash Flows From Financing Activities
   Net payments under supplier credit facility                      (8,777,120)              (10,797,111)
   Net proceeds from initial public offering of common stock         4,892,136                     - 0 -
   Payments of long-term liabilities                                   (24,517)                   (8,651)
                                                                 ---------------              -----------
        Net Cash Used by Financing Activities                       (3,909,501)              (10,805,762)
                                                                 --------------               -----------

        Net Decrease in Cash and Cash Equivalents                     (422,242)                 (262,362)

Cash and Cash Equivalents at Beginning of Period                     1,180,680                 1,064,949
                                                                 --------------               -----------

Cash and Cash Equivalents at End of Period                       $     758,438              $    802,587
                                                                 =============                ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
        Income taxes                                             $   2,060,279              $    202,447
        Interest                                                       778,702                   995,218

Supplemental Schedules of Non-cash investing and
   Financing Activities
   Acquisition of equipment:
        Cost of Equipment                                        $      79,245              $     78,472
           Less: Equipment financed                                    (79,245)                  (78,472)
                                                                 --------------               -----------
                Cash Paid for Capital Expenditures               $      -0-            $            - 0 -
                                                                 ==============               ===========

     SYSCOMM INTERNATIONAL CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Prospectus dated June 17, 1997. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997, or any future interim period.

     Stockholders' Equity

     On June 17, 1997, the Company completed an initial public offering of 1,250,000 shares of the Company's common stock at $5.00 per share. On July 21, 1997, the Company sold an additional 135,000 shares of common stock to its underwriters at the initial public offering price to cover over-allotments. In connection with the public offering, 125,000 warrants were granted to the Company's representative underwriter. The fair value was estimated at $.52 per warrant using the Black-Scholes pricing model. The fair value of these warrants were offset against the offering proceeds at the time of the initial public offering.

     On April 21, 1997, a special meeting of the stockholders was held to amend the Certificate of Incorporation to increase the aggregate of authorized shares of common stock from 5,000,000 shares of common stock to 40,000,000 shares of common stock and to authorize 1,000,000 shares of preferred stock. The Company has no current plans to issue any preferred stock. The preferred stock's rights, preferences and characteristics will be determined by the Board of Directors at such time the preferred stock is issued.

     On March 31, 1997, the Company effected a two-for-one split of common stock. All references in the accompanying condensed consolidated financial statements and notes relating to common stock and additional paid-in capital, stock options, per share and share data have been retroactively adjusted to reflect the two-for-one stock split.

     Commitments and Contingencies

     Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements include compensation plans for fiscal 1997 as follows: John H. Spielberger will receive a base salary of $140,000 plus a bonus of 3% of all pre-tax earnings of the Company; Thomas J. Baehr will receive $150,000 plus a bonus of 3.5% of all pre-tax earnings of Information Technology Services, Inc. ("InfoTech"), the Company's wholly-owned subsidiary, Dennis R. Wilson will receive $120,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $125,000 plus a bonus of 1.5% of the gross profit dollars of InfoTech. These annual performance incentive plans will be reviewed during the fiscal year and new incentive plans will be implemented by the Company's Compensation Committee for the fiscal year 1998, and thereafter as applicable.

     Litigation

     The Company is a defendant in a lawsuit which alleges wrongful termination of employment. The action has been in the discovery state since 1992. While the results of litigation cannot be predicted with any certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Changes in assumptions, as well as actual experience, could cause the estimates made by management to be altered.

     Restatement of Financial Statements

     The financial statements for the fiscal year ended September 30, 1996 originally reflected an unrealized loss on available-for-sale securities as a separate component of stockholders' equity. The financial statements for the year ended September 30, 1996 have been restated to reflect a realized loss on available-for-sale securities, since the decline in value was determined to be other-than-temporary as of that date. The effect of this adjustment was to reduce retained earnings and unrealized loss on available-for-sale securities as of September 30, 1996, and net income for the year then ended by $843,750, which is net of income taxes in the amount of $562,500. In addition, earnings per common share was reduced from $0.48 to $0.25 for the year ended September 30, 1996.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Results of Operations:
     Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

     Net income for the three months ended June 30, 1997 decreased 8% or $44,909 to $502,347 compared to $547,256 for the same period last year. Earnings per share decreased 13% to $0.14 for the three months ended June 30, 1997 compared to $0.16 for the three months ended June 30, 1996.

     Revenues

     Sales for the three months ended June 30, 1997 were $24,718,664 compared to $33,644,269 for the comparable period last year a decrease of approximately 27%. The decrease in sales for the current three month period is primarily attributable to the fact that during the comparable period of the prior year the Company had an unusually large sale of one system, which represented $11,000,000 of revenue. Putting aside this unusual sale in the prior year, revenues for the three months ended June 30, 1997 would have increased by approximately 9% over the corresponding period last year.

     Gross Profit

     Gross Profit as a percentage of sales increased to 10.6% for the three months ended June 30, 1997 compared to 7.4% for the three months ended June 30, 1996. The major reason for the increase was that during the three months ended June 30, 1996, the Company had an $11,000,000 sale, which produced a lower gross profit margin, thereby reducing the overall gross profit percentage for the quarter. In addition, during the three months ended June 30, 1997, the Company increased the revenue it generated from its service business, which generally produces a higher gross profit percentage.

     Selling & Administrative Expenses

     Selling and administrative expenses increased by 38% or $421,231 to $1,544,756 in the three months ended June 30, 1997 from $1,123,525 for the three months ended June 30, 1996. The primary increase in expenses was in payroll and payroll related expenses associated with the hiring of additional personnel. Additionally, the Company incurred higher costs relating to the move of its New York City sales office as well as the opening of new offices in Marlton, New Jersey and North Haven, Connecticut.

     Interest Expense

     Interest expense for the three months ended June 30, 1997 decreased $134,946 or 37% to $226,558 from $361,504 for the three months ended June 30, 1996. The Company believes that its constant monitoring of accounts receivable has helped to keep interest costs at a minimum as well as the fact that it uses all available funds to reduce its outstanding loan balance on a daily basis. Additionally, the Company used the proceeds of its recent initial public offering to reduce its outstanding indebtedness.

     Income from Operations before Income Taxes

     Income from operations before income taxes decreased $154,709 or 15% to $867,547 for the three months ended June 30, 1997 from $1,022,256 for the three months ended June 30, 1996. This decrease is primarily attributable to the decrease in sales from the prior year.

     Taxes

     The Company's effective tax rate is 42.1% for the three months ended June 30, 1997 as compared to 46.5% for the three months ended June 30, 1996.

     Nine Months Ended June 30, 1997 Compared With Nine Months Ended June 30, 1996.

     Net income for the nine months ended June 30, 1997 increased $501,662 or 48% to $1,552,662 from $1,051,000 for the nine months ended June 30, 1996. Earnings per share increased 41% to $0.45 for the nine months ended June 30, 1997 compared to $0.32 for the three months ended June 30, 1996. The increase in net income is attributable to the increase in gross profit percentage during the nine months ended June 30, 1997.

     Revenues

     Sales for the nine months ended June 30, 1997 decreased $7,809,552 or 11% to $63,877,540 from $71,687,092 for the corresponding period of the prior year. This decrease in sales is attributable to the fact that the Company had an unusually large sale of one system, which represented $11,000,000 of revenue. Putting aside this unusual sale in the prior year, revenues would have increased approximately 5% over the corresponding period of the prior year.

     Gross Profit

     Gross profit as a percentage of sales increased to 12.3% for the nine months ended June 30, 1997 as compared to 8.9% for the nine months ended June 30, 1996. This increase is due in part to the Company taking lower volume but higher margin business. Generally, the Company generates a higher gross profit percentage on orders aggregating less than $1 million, and conversely, a lower profit percentage on customer orders greater than $1 million, regardless of product mix. In addition, the Company increased the revenue it generates from the sale of services, which includes the on-site billings of systems engineers, and the sale of IBM warranties and leases.

     Selling & Administrative Expenses

     Selling and administrative expenses increased by 28% or $988,683 to $4,501,904 for the nine months ended June 30, 1997 as compared to $3,513,221 for the nine months ended June 30, 1996. Approximately $500,000 of the increases was for payroll and payroll related expenses and $100,000 related to an increase in the Company's bad debt expense.

     Interest Expense

     Interest expense for the nine months ended June 30, 1997 decreased approximately 22% or $216,516 to $778,702 from $995,218 for the nine months ended June 30, 1996. Approximately $70,000 of the decrease was the result of credits received from IBM Credit Corporation relating to two lease transactions for which the Company's payment had been delayed. In addition, the Company believes that its constant monitoring of accounts receivable has helped to reduce interest costs. The Company uses all available funds to reduce its outstanding loan balance on a daily basis.

     Income from Operations before Income Taxes

     Income from operations before income taxes increased $793,735 or 42% to $2,684,662 for the nine months ended June 30, 1997 as compared to $1,890,927 for the nine months ended June 30, 1996. The increase is attributable to the increase in gross profit percentage over the prior year.

     Taxes

     The Company's effective tax rate is 42.2% for the nine months ended June 30, 1997 as compared to 44.4% for the nine months ended June 30, 1996.

     Liquidity and Capital Resources

     The Company's current ratio at June 30, 1997 and 1996 were 1.50 and 1.12, respectively. Working capital at June 30, 1997 was $9,510,536 an increase of $6,167,991 over the prior year. This increase was primarily due to the proceeds from the Company's initial public offering on June 17, 1997 as well as the Company's increased earnings.

     Cash provided by operating activities was $3,778,830 and $10,678,945, respectively, for the nine months ended June 30, 1997 and 1996. Cash used in investing activities was $291,571 and $135,545 for the nine months ended June 30, 1997 and 1996, respectively, and was used to finance capital expenditures including computer equipment, leasehold improvements, furniture and fixtures and telephone systems. Cash used by financing activities was $3,909,501 and $10,805,762 for the nine months ended June 30, 1997 and 1996, respectively and included net payments made under the Financing Agreement.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of June 30, 1997 and 1996, interest on outstanding borrowings was prime plus 1.375% and 1.625%, respectively, or prime plus 6.5%, should the Company fail to meet certain collateral requirements.

     The Company believes that its present line of credit with IBM Credit Corporation coupled with its current earnings capacity and the proceeds of its initial public offering will be sufficient to meet its capital and operational requirements for at least the next twelve months, including but not limited to establishing a new headquarters, distribution and assembly facility and inventory and accounts receivable financing.

     The Internal Revenue Service is currently conducting an audit of the Company's Federal Income Tax return for the fiscal year ended September 30, 1995. In addition, New York State is conducting a sales tax audit for the period June 1, 1994 through February 28, 1997. Management believes that both these audits are within the ordinary course of business and will not have a material adverse effect on the Company.

     Forward-Looking Statements

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth in the Company's Prospectus filed June 17, 1997, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

                            PART II-OTHER INFORMATION


     Item 1. Legal Proceedings

     The Company is involved in a legal proceeding that is incidental to the conduct of its business. This proceeding is not, in the opinion of management, material. In the ordinary course of its business, the Company is, from time to time, subject to litigation. The Company does not believe that any litigation to which the Company is currently subject is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     (a) On April 21, 1997, the Company held a special meeting of its Stockholders (the "Meeting").

     (b) At the Meeting, the Stockholders of the Company elected John H. Spielberger and Thomas Baehr as Class I directors, Norman Gaffney and John C. Spielberger as Class II directors and Dennis Wilson as a Class III director.

     (c) In addition to electing directors at the Meeting, the Stockholders of the Company amended the Company's Certificate of Incorporation to increase the number of authorized shares from 5,000,000 shares to 41,000,000, consisting of 40,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

     (d) The following sets forth the results of voting on each matter voted upon at the meeting:

     1. Election of Directors                    For                Against

        John H. Spielberger                    3,050,000             0
        Thomas Baehr                           3,050,000             0
        Norman M. Gaffney                      3,050,000             0
        John C. Spielberger                    3,050,000             0
        Dennis Wilson                          3,050,000             0

     2. Amendment of the Company's Certificate of Incorporation

                                                 For                Against

                                               3,050,000             0

     Item 5. Other Information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

                  *3.1     Amended and Restated Certificate of Incorporation
                  *3.2     Amended and Restated By-Laws
                  *4.1     Form of Common Stock Certificate
                  *4.2     Form of Representative Warrant
                    11     Statement Re: Computation of Per Share Earnings
                    27     Financial Data Schedule

     (b) Reports on Form 8-K

     None.

----------------------------

     * Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 333-25593

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SYSCOMM INTERNATIONAL CORPORATION
                                 (Registrant)


                                 /s/John H. Spielberger
                                 ------------------------------------------
                                 John H. Spielberger
                                 President and Chief Executive Officer


                                 /s/Dennis R. Wilson
                                 ------------------------------------------
                                 Dennis R. Wilson
                                 Vice President, Chief Financial Officer
                                        and Secretary

     Dated:____________________