Form 10-K
period 1997-09-30
SYSCOMM INTERNATIONAL CORP
filed 1997-12-24
CIK 1037417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-22693

                        SYSCOMM INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                     11-2889809
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                   275 Marcus Boulevard, Hauppauge, N.Y. 11788
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (516) 273-3200

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 1,800,860 shares of Common Stock held by non-affiliates of the Company as of December 4, 1997 is $10,129,837.50.

     The number of shares outstanding of each of the registrant's classes of common equity as of December 4, 1997 is as follows:

     Class of Common Equity                            Number of Shares
          Common Stock                                     4,555,540
         par value $.01


     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before January 29, 1998.

                                     PART I

     Item 1. BUSINESS

     General

     SysComm International Corporation ("SysComm" or the "Company"), through its wholly owned subsidiary, Information Technology Services, Inc. ("InfoTech"), is a leading systems integrator and reseller of computer hardware, operating software and networking applications to Fortune 1000 companies. The Company provides its customers with cost efficient, comprehensive solutions that satisfy their information technology requirements. Since 1985, the Company's primary focus has been on the sale, integration and servicing of International Business Machine Corporation ("IBM") products including personal computers, mid-range systems based on the IBM RS/6000, servers, the IBM AS/400 and, as of October 1997, the System/390 mainframe. In addition, the Company integrates, resells and services products from manufacturers such as Hewlett Packard, Compaq, Apple, Microsoft, 3Com, Bay Networks and Novell.

     In March 1997, the Company commenced the assembly and sale of IBM PCs through IBM's Authorized Assembler Program ("AAP") providing the Company with greater flexibility in meeting its customers' needs. The Company believes that this relationship with IBM will provide it with the opportunity to enhance its responsiveness to client specific requests and orders, and improve its operating efficiencies.

     A significant percentage of the Company's revenues are derived from sales to customers in the financial and investment communities. However, the Company's customer base also includes mid-size retailers, manufacturers, distributors, colleges, universities and state and local government agencies in the Northeastern United States. The Company's customers include:


Astra Pharmaceutical                        CPC International                           Merrill Lynch
Barnes & Noble                              Deutsche Bank                               Northeastern University
Boston College                              Fidelity Investments                        Oxford Healthcare
Boston Financial Group                      Harvard University                          PaineWebber
Brown Brothers Harriman                     Healthsource                                Pepsico
Citibank                                    International Business                      Prudential Insurance Company
The City of New York                        Machines Corporation                        The Pershing Division of
The City University of                      J.P. Morgan                                 Donaldson Lufkin & Jenrette
     New York                               Liberty Mutual                              Smith Barney
                                                                                        The Stop & Shop Companies

     The Company intends to pursue new business by focusing on the sale and integration of high-end systems in the financial, commercial, governmental, healthcare and educational areas. To this end, the Company has the following growth strategies: (i) targeting markets, (ii) offering a complete line of IBM products, (iii) expanding its role as an IBM Premier Business Partner, (iv) enhancing competitiveness through the AAP, and (v) expanding into other geographic regions through selected acquisitions and strategic alliances.

     The Company currently has six operating locations. From its Hauppauge, New York headquarters it operates a distribution center, a computer configuration, integration and PC assembly facility and its technical support services. The
Company conducts its sales operations from offices located in Hauppauge, New York City, and Buffalo, New York; Waltham, Massachusetts; Marlton, New Jersey; and Fairfield, Connecticut.

     Strategy

     The Company strives to offer its customers high quality computer and networking system hardware (particularly IBM products), related operating system software and network design, system installation and testing in a timely, cost-effective and value-added manner. The Company believes that the following factors are significant elements to the successful implementation of this strategy:

     Targeting Markets

     The Company has a ten year track record as a market leader in the installation and integration of high-level information systems to the banking and financial services communities. In addition, the Company focuses on other selected, major markets, including retailers, manufacturers and distributors, institutions of higher learning, health care and pharmaceutical companies, and state and local government agencies. The Company's in-depth understanding of its customers current and future needs combined with its experience and in-depth market focus enable it to offer an optimum range of products and services that meet each customer's requirements.

     Offering a Complete Line of IBM Products

     The Company has chosen to represent IBM products because it believes that IBM is the world's premier designer and manufacturer of computer equipment, software and networking products. The wide range of products and services offered by the Company, include personal computers (desktop workstations, file servers and notebook computers), mid-range computers (RS/6000 and AS/400 systems), IBM S/390 mainframe, networking products (network hubs, routers, bridges and switches) and IBM software products, including OS/2, Netfinity, Eduquest and Lotus Notes. The Company also offers warranty repair, systems support and customized training programs. The Company believes that its current mix of IBM products meets the needs of its customers and brings the Company to its goal of becoming a total solution integrator of the complete IBM product line.

     Expanding the Company's Role as an IBM Premier Business Partner

     The Company's designation as an IBM Premier Business Partner provides it with important competitive advantages. In 1997, the Company was among a small number of original value-added resellers selected by IBM as a Premier Business Partner. This designation by IBM was in recognition of the Company's long-standing relationship with IBM, combined with its overall value, performance and contribution in value to its customers. The Company believes that the principal advantage to being a Premier Business Partner is the potential referral of business by the IBM sales force.

     Enhancing Competitiveness Through the IBM AAP

     Within the past eighteen months, the PC industry has experienced a fundamental change as major PC suppliers, led by IBM, have begun shifting responsibility for the final assembly and delivery of PC products to a select number of companies, including the Company. The AAP allows the Company to assemble and sell IBM PCs configured to the exact customer hardware and software specifications in a more timely and efficient manner. In addition to permitting the Company to offer greater product selection, the Company believes AAP affords it future opportunities and competitive advantages, including the potential to increase gross margins on build-to-order systems, and the ability to act as an assembler and distributor to other resellers. The Company is also planning on becoming an assembler of the RS/6000 product line and SSA Storage Systems.

     Expanding Into Other Geographic Regions Through Acquisition and Strategic Alliance

     The Company's participation in the AAP will make it an attractive acquirer and/or joint venture partner to companies that do not possess the expertise or resources to attain this status. The Company believes that the systems integration business which targets Fortune 1000 companies is both extremely competitive and based on existing relationships.

     The Company believes that the expansion of its business into growing markets and varied geographic regions, including the possibility of acquisitions of qualified systems integrators and resellers, will allow it to service existing customers in these new locations, expand its customer base, expand its product and service offerings, and obtain more competitive pricing as a result of increased purchasing volumes of particular products. The Company intends to focus its expansion efforts on value-added resellers that complement its existing operations. In particular, the Company believes that IBM resellers who do not participate in the AAP will be at a competitive disadvantage to the Company and other AAP participants. Accordingly, the Company believes that certain of these companies will find that an acquisition by, or a joint venture with, the Company to be an attractive alternative.

     Industry Background

     Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980's, either mid-range or mainframe computer systems, were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Client/server networks support access to these functions, either within a single site or from numerous geographically-dispersed sites.

     In the late 1980's, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high performance server computers by a local and/or wide area network ("LAN" and/or "WAN") and is characterized by the flexibility and mobility of both application and user. In order to take advantage of their established operational staff and physical plant, many corporations are seeking to reconfigure their existing mainframe/mid-range computers (sometimes referred to as "legacy" systems) to operate in parallel with client/server networks.

     The Company believes that these two information system models - legacy systems and client/server systems - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based upon factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems, the explosive growth of the Internet (and related World Wide Web) and stand-alone intranets, the convergence of computer and telecommunications technologies and the universal recognition of information systems as the medium for commerce, finance, education and administration. Mid-range and mainframe computer systems remain important in this changing environment, and the Company intends to exploit opportunities in both segments of the high end computer system markets. At the same time, manufacturers such as IBM are increasing their reliance upon companies such as SysComm to work with mid- and large-sized businesses and organizations to provide single-source responsibility for the design, procurement, installation and implementation of such systems.

     Principal Markets and Customers

     Since 1994, the Company has sold and delivered computer systems, network products, software, maintenance and system support services to more than 700 customers throughout the United States and in more than 20 countries worldwide. Based on its installed customer base, the Company believes it is a leading IBM supplier/systems integrator of mid-range and computer/network systems in the northeast United States. In fiscal year 1995, revenues from sales to The Chase Manhattan Bank and Deutsche Bank accounted for 23% and 14%, respectively, of the Company's total revenues; revenues from sales to Deutsche Bank and Citibank accounted for 19% and 16%, respectively, of the Company's total revenues in fiscal year 1996; and no one customer accounted for more than 6% of the Company's total revenues in fiscal year 1997. In fiscal year 1997, the Company's top five customers (three of which were new customers) accounted for 28% of total revenues.

     Dependence on Major Customers; Risk of Industry Concentration

     For the last three fiscal years, 1995, 1996 and 1997, a significant portion (55%, 50% and 28%, respectively) of the Company's revenues were derived from sales to five principal customers, which customers vary annually, and encompass markets wherein the demands of any one customer may vary greatly. In addition, the Company does not have any exclusive long-term arrangements with its customers for the continued sales of computer systems. In fiscal year 1995 sales to The Chase Manhattan Bank and Deutsche Bank accounted for 23% and 14%, respectively, of the Company's total revenues; revenues from sales to Deutsche Bank and Citibank accounted for 19% and 16%, respectively, of the Company's total revenues in fiscal year 1996 and no customer accounted for more than 6% of the Company's total revenues for fiscal 1997. Although the number of customers who purchase at least $250,000 of computer systems from the Company has increased from 29 in fiscal year 1995 to 60 in fiscal year 1997, the failure to acquire a significant or principal customer could have a material adverse effect on the Company's operations

     In the fiscal year ended September 30, 1997, approximately 33% of the Company's sales of computer systems were to customers in the banking, financial and securities industry based in the Northeastern United States. Although the Company continues to broaden its market focus to include sales to other markets, such as educational institutions, government agencies, healthcare and insurance companies, the Company expects that it will continue to derive a substantial percentage of its sales of computer systems from such banking, financial and securities businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such company's information processing system requirements, would have a material adverse affect on the Company's results of operations.

     Products/IBM Relationship

     The Company has access to a full range of computer product lines, networking and interconnectivity systems and operating software, from IBM, Hewlett Packard and Compaq, as well as other selected manufacturers. However, the Company has concentrated its efforts in developing strong relationships with IBM because it believes that IBM offers the most comprehensive and well established product line in the industry. The Company has had a long term relationship with IBM whereby it has the opportunity to configure, sell and service IBM's full line of PCs, mid-range information and mainframe processing systems. In addition, as a member of several IBM advisory committees, the Company maintains close communications with IBM's future plans and directions. The Company believes its strong marketing and technical skills enabled it to become North America's largest reseller of IBM's RS/6000 product line in 1996, and the Company believes it will continue to have a close business relationship with IBM. The Company's principal sales are derived from the following: (i) IBM PC systems; (ii) IBM RS/6000 systems; (iii) IBM S/390 Mainframe; (iv) IBM AS/400 systems; and (v) communication and networking systems.

     IBM PC Product Line and Participation in IBM's PC Company Authorized Assembler Program

     IBM is one of the world's leading designers and manufacturers of personal computer systems. IBM's personal computer product line includes mobile (notebook) and desktop workstations as well as file, application and network servers.

     IBM PC systems feature Pentium(TM)processors from Intel and are available with a choice of operating software which allows end-users to select operating system software, including IBM OS/2, Microsoft DOS/Windows, or Microsoft(R)Windows 95(TM)and Microsoft Windows NT(TM). For the last five years, due to the amount of sales volume for IBM products generated by the Company, IBM has enabled the Company to purchase products directly from IBM for resale at the lowest prices available. There can be no assurances that the Company will be able to continue to purchase at these prices, and loss of this competitive pricing could have a material adverse affect on the Company's business and results of operations.

     In fiscal year 1997, the Company's sales of IBM PC products were approximately $35 million, or 39%, of the Company's annual sales.

     In March 1997, the Company commenced operation of an IBM PC system assembly facility under IBM's Authorized Assembler Program (the "AAP"). In order to participate in the AAP, the Company has committed, and will continue to commit, significant capital to hire and train a high quality work force to establish an appropriate assembly facility and to initially increase its inventory of components to satisfy anticipated customer demand. As a component assembler of finished products, the Company will face operational concerns, which it has not faced as a reseller. These operational concerns include the ability of the Company to hire and train qualified assembly personnel and maintain an adequate supply of component parts inventory.

     The continued operation of this assembly facility is dependent upon the Company complying with the terms of its AAP agreement (the "AAP Agreement") with IBM, including satisfying certain minimum purchase requirements, compliance with strict quality control provisions and maintaining trained and certified personnel. The AAP Agreement is terminable by either IBM or the Company upon 30 days' prior notice and is immediately terminable by IBM in the event that IBM determines, in its sole discretion, that (i) the assembled products fail to meet required specifications, (ii) the Company materially breaches the terms and/or conditions of the AAP Agreement, (iii) the Company engages in a course of conduct that has injured IBM's reputation or the reputation of its products, or
(iv) the Company's status with IBM as a Business Partner is terminated for any reason, expires or if the Company is no longer eligible to purchase IBM personal computer components directly from IBM. In addition, the Company is required to maintain ISO 9002 registration standards, the registered international standard for ensuring the consistent and measurable quality of products and services. Subject to the terms of the AAP Agreement, IBM is permitted to periodically review the Company's performance in order to monitor and assess continued compliance. The AAP Agreement expires on December 31, 1998 and, although the Company plans to renew it, there can be no assurance that it will be renewed on similar terms, if at all.

     The Company currently plans to expand its participation in the AAP to include IBM's RS/6000 computer and SSA Storage systems. The Company's ability to successfully participate in the program with respect to such products is contingent upon the Company moving into larger facilities to accommodate such operations, equipping such facilities for assembly activities, hiring technical employees and approval from IBM. The Company's planned operations and future growth, to a significant extent, are dependent on the Company's ability to participate in the AAP with respect to a broad range of IBM product lines. There can be no assurance that the Company will be able to successfully operate an IBM approved facility capable of serving an expanded product line, that IBM will authorize the Company's participation in assembly programs beyond personal computers, that the Company will maintain necessary industry registrations or that the computer systems produced by such assembly programs will gain market acceptance.

     By being part of the AAP, the Company believes it may increase its inventory turnover rate, expand the range of products available to its customers and improve delivery time to its customers. In addition, the Company will maintain an inventory of component parts, rather than an inventory of fully-configured PC models.

     IBM RISC System/6000

     The IBM RISC System/6000 is a mid-range computer workstation and server configuration providing industry-leading computing and graphic performance that meets large-scale, data handling and network management demands for many types of businesses. RS/6000 systems perform mission critical applications, such as those found in financial trading systems, from the combination of a robust UNIX operating system with fast 2D and 3D graphic capabilities. The RS/6000 is a flexible and scalable system incorporating (1) symmetric multiprocessing capabilities, a design that makes it possible for a number of processors to share memory and other existing features more efficiently; (2) scalable parallel processing, a technology that allows several hundred processor nodes to run in tandem as application servers, data servers, Internet or Intranet servers; and
(3) a multi-operating system support, allowing a user to run existing programs simultaneously.

     RS/6000 systems have been used for general business and financial applications, including billing, payroll and accounts receivable, as well as for advanced graphics programs for mechanical and electrical design, scientific visualization, communications and networking applications for optimum client/server and Internet performance, and word processing and desktop publishing applications for both scientific and commercial documents. These applications are particularly useful for the securities, manufacturing, retail, education and transportation industries.

     As  Internet  and   Intranet-based   transactions  grow,  RS/6000  systems'
networking capabilities, including security and integrity features, are becoming increasingly important.

     In 1996, IBM recognized the Company (ranked by dollar value of systems sold) as its largest "Industry Remarketer" for RS/6000 systems in North America. For the year ended December 31, 1996 the Company's sales of the RS/6000 was approximately $59 million, or 59%, of the Company's annual sales. For fiscal 1997, the Company's sales of the RS/6000 was approximately $40 million, or 45%, of the Company's annual sales. The Company considers RS/6000 systems to be an integral product for future increases in the Company's sales volume.

     IBM System/390

     The IBM System/390 is IBM's large scale mainframe. The System/390 is the current generation of IBM mainframe computer systems, which were first introduced in the early 1960's as the System/360. System/390 is the computing platform used by a majority of Fortune 1000 corporations for "legacy" computing applications, that assist businesses to perform core applications, such as accounting, operations, order entry, customer service and inventory tracking. The System/390 has evolved into the central hub of network computing strategy, enabling businesses to provide applications on demand, secure and available 24 hours a day, 365 days a year. Industry analyst's estimate that 70% of all mission critical data resides on a mainframe and that 75% of all real-time transactions run on mainframe based networks. IBM is the world's largest supplier of mainframe computer systems.

     All Other Products

     IBM AS/400 Product Line. Although the IBM Application System/400 (also known as AS/400) has not been a major source of revenue to the Company, the Company is attempting to increase its revenue in this market. The AS/400 is designed and built as a multi-user commercial application platform integrating a relational database and networking capabilities into the operating system of the computer. It is designed as a general purpose business computer, optimized for the commercial environment. Its design reflects the dominant requirements for businesses, i.e., integration of new technology without disrupting existing applications, large portfolio of business solutions allowing companies to discover the most suitable application for their needs, integration of functions including security, database, system management, communications and on-line teleprocessing, enabling companies to manage a system with limited resources in a demanding business climate.

     The AS/400 provides businesses with a cost effective solution, allowing them to adopt advanced technologies at their own pace, integrating high quality PC technology and associated software to enhance the computer's speed for PC file serving. The AS/400 is a popular business computing system due to its ease of installation, implementation, usage (it can support up to 7,000 users) and ability to upgrade.

     Communication -- Networking Systems. The Company provides various communications and networking products including complex data communications equipment and software such as bridges, hubs and routers, as well as modems and network interface cards (NIC) to connect personal computers to local and wide area networks (LAN/WAN). Nearly every computer sold today in the commercial marketplace is connected to a communications network.

     Other. The Company is authorized to sell other manufacturers' personal computer systems, networking, printers and software products including: Bay Networks, Compaq, Lexmark, Hewlett Packard, Apple, MicroSoft, Novell, and 3Com. Certain of the Company's agreements with such suppliers provide for minimum annual purchase requirements. Although the Company, to date, has complied with these agreements, there is no assurance that the Company will continue to meet such minimum purchase requirements or other terms of such agreements. To the extent that it does not comply with such terms, the Company may lose its status as an authorized reseller for such suppliers. For fiscal year 1997, the Company's sales of non-IBM products accounted for approximately $13 million, or 15%, of total revenue.

     Dependence on IBM as a Supplier

     For the fiscal years ended September 30, 1996 and 1997, in excess of 84% of the Company's revenues resulted from the sale of personal computers, mid-range computer systems, networking systems and operating software manufactured by International Business Machines Corporation ("IBM"). Although the Company has had a long standing reseller relationship with IBM, IBM may terminate this relationship with the Company at will or upon relatively short notice. The Company's reseller arrangements with IBM are not exclusive. Moreover, IBM is not obligated to have product on hand for timely delivery to the Company, nor can IBM guarantee product availability in sufficient quantities to meet the Company's demands.

     In September 1997, IBM announced new criteria which its resellers must meet in order to be eligible to acquire personal computers directly from IBM. Beginning on January 1, 1998, in order to directly purchase from IBM, resellers must have purchased a minimum of $100 million worth of computer systems and other products directly from IBM during the period between January 1, 1997 and December 31, 1997. Beginning on January 1, 1999, resellers must have purchased a minimum of $150 million worth of computer systems and other products directly from IBM during the period January 1, 1998 through December 31, 1998. IBM has stated that resellers who are approved to assemble IBM PCs under the AAP, must meet this new criteria to continue to purchase components directly from IBM.

     For the period January 1, 1997 through October 31, 1997, the Company purchased approximately $61 million worth of computer systems and other products directly from IBM. Although the Company has not met IBM's new criteria for continuing to purchase PCs directly from IBM after December 31, 1997, the Company believes that IBM will continue to allow the Company to continue to purchase computer systems and other products directly from IBM, although there can be no assurance that IBM will continue to allow the Company to purchase directly from IBM without the Company meeting IBM's new purchase criteria.

     If IBM were to discontinue direct sales to the Company as a result of insufficient purchase volumes or for any other reason, the Company would be required to purchase IBM products from a wholesaler or other reseller, which would likely be on terms less favorable than those currently obtained from IBM. There can be no assurance, therefore, that all IBM products will be available in a timely fashion as required by the Company. The loss of IBM as the Company's prime vendor or the loss of the Company's status as an authorized reseller of IBM products, the deterioration of the Company's relationship with IBM, or the deterioration of the industry's perception of IBM as a leading manufacturer of high quality computers would have a material adverse effect on the Company's business, results of operations or financial condition.

     Risk of Losing Price Protection

     Prior to January 1, 1997, resellers who purchased directly from IBM were fully protected against any reduction in prices by IBM. If, for example, the Company purchased products from IBM, but subsequently IBM lowered its sales price, then the Company would receive a credit in the amount of the difference between the current sales price and the actual purchase price. Effective November 1, 1997, resellers will only receive price reduction credits on new products based on the previous 15 days of IBM's net shipments to the Company from the date the product is shipped from IBM. In addition, as an inducement to the Company to accept these new terms, IBM will rebate to the Company an amount equal to 2.5% of its net purchases. If the Company is unable to sell its inventory within those 15 days and IBM lowers the sales price on these items, the Company would be unable to recoup the difference on the lowered price which could have a material adverse effect on the Company's business, financial condition or results of operation.

     Periodic IBM Product Shortages

     From time to time, including during the quarter ended September 30, 1997, IBM has been unable to deliver its products in a timely fashion to meet the Company's outstanding orders, which has affected the Company's quarterly results of operations. Specifically, during the quarter ended September 30, 1997, delays by IBM in shipment of products resulted in a backlog of approximately $2,400,000 of sales by the Company. There can be no assurance that IBM (and other manufacturers who the Company deals with) will consistently provide an adequate supply of products in order for the Company to fulfill all of its customers' orders in a timely manner. The failure to obtain adequate product supplies would have a material adverse effect on the Company's results of operations or financial condition.

     Financing Agreement

     The Company's business activities are capital intensive, requiring the Company to finance accounts receivable and inventory. The failure to obtain adequate product financing on a timely basis could have a material adverse affect on the Company's business, results of operations and financial condition. Pursuant to the Company's financing agreement ("Financing Agreement") with IBM Credit Corporation ("IBM Credit"), the Company is permitted to borrow up to $27,500,000, based upon 85% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. As of September 30, 1997, borrowings outstanding under the Financing Agreement were $10,164,138. Pursuant to the Financing Agreement, the Company's credit availability is reduced by the aggregate amount of accounts payable owed to IBM Credit which, as of September 30, 1997, was $12,035,345. The Financing Agreement, which expires on September 23, 1998, is subject to temporary increases, thereby increasing the line of credit to $41,500,000 during certain periods. The Company is also required to comply with certain additional financial covenants.

     The amount of credit available to the Company pursuant to the Financing Agreement at any point in time may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, inventory obsolescence, economic trends in the computer industry and interest rate fluctuations. Any decrease or material limitation on the amount of capital available to the Company under the Financing Agreement would limit the ability of the Company to fill existing sales orders, purchase inventory or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial conditions and results of operations. As stated above, the Financing Agreement expires on September 23, 1998. The Company has had a credit facility with IBM Credit since 1992, and the Company believes that it will enter into a renewal of this credit facility with IBM. There can be no assurance that the financing to the Company under this renewal will be available in amounts at comparable or better terms than those in effect, if at all. The inability of the Company to have continuous access to such financing at reasonable costs would materially and adversely impact the Company's financial condition and results of operations.

     Dependence on IBM's Volume Discount Schedules and Market Development Funds

     As part of its overall reseller arrangements with IBM, IBM provides the Company with volume discounts and market development funds on products purchased from IBM. These discounts and funds are used to offset a portion of the Company's cost of IBM's products sold, thereby affecting income from operations and the Company's expenses relating to marketing and technical support resources for IBM products. Any adverse change in the volume discount schedule available to the Company, which the Company believes is currently at IBM's highest discount level, or changes in the availability, structure or timing of the receipt of development funds, would materially adversely affect the Company's business, results of operations and financial condition.

     Sales and Marketing

     The Company has a broad customer base of primarily Fortune 1000 companies. The Company's sales and marketing efforts are focused on high level decision making executives, whose purchasing decisions are based on factors such as the overall cost of purchasing and maintaining a system and the Company's reputation and expertise in delivering and installing effective total information technology solutions, which initially may not be the least expensive. The Company relies on its marketing and sales programs, its industry-wide expertise, its relationship with existing customers and its status as an IBM Premier Business Partner to generate sales opportunities.

     The Company currently has sales offices in six locations: New York City, Hauppauge, and Buffalo, New York; Waltham, Massachusetts; Marlton, New Jersey; and Fairfield, Connecticut. Currently, the Company employs approximately 35 field sales representatives and system engineers. The sales efforts are led by the Company's senior executives, John H. Spielberger, Thomas Baehr and Norman Gaffney, who have more than 69 years of combined experience in sales of high-level computer systems. The Company believes that due to the complex nature of the computer products it sells and supports, maximum marketing effectiveness can only be achieved by sales specialization. Each sales representative is trained in one specific product line and representatives of one product line can call upon specialized sales and systems engineering personnel from another product line.

     The Company pursues new business opportunities by referrals from IBM or other manufacturers, referrals from existing customers, direct solicitation by telephone or mail of pre-qualified customers, and participation in IBM and other industry trade shows.

     The Company has developed and maintained automated sales tools intended to improve sales productivity, quality and reliability and increased customer satisfaction. These systems include on-line systems configuration and pricing, real time order entry, order confirmation and electronic mail for customers through privately leased telephone lines and through the Internet.

     Customer Support and Service

     The Company believes that its ability to provide effective total solutions to meet the needs of its customers is enhanced by its internal management information system, which combines accounting, purchasing, inventory control, sales order processing and work order management. The Company provides a large array of services to its customers, including warranty repair on all IBM personal computer products; toll-free telephone number for sales and product information and order placement; toll-free telephone number for customer service on all products sold, including technical assistance and repair warranty; E-mail network access for customers to receive real time price quotations, place orders and check order status; on-site system engineers to provide technical assistance for installations and upgrades; partnership with IBM to provide customized services such as helpdesk, consulting, extended warranty, extended maintenance coverage; and IBM Credit Corporation financing options on all products sold

     Competition

     The markets in which the Company operates are characterized by intense competition from several types of network integrators and technical service providers, including mainframe and mid-range computer manufacturers and outsourcers, including, among others, Digital Equipment Corporation, Sun Microsystems, Electronic Data Systems Corporation, Hewlett-Packard Company and Integrated Systems Solution Corporation. Other competitors which purchase directly from IBM, like the Company, include value added resellers, systems integrators and third-party service companies, including AmeriData Technologies, Inc., CompuCom Systems, Inc., Entex Information Services, InaCom Corp., MicroAge, Inc. and Vanstar. While the Company receives sales and marketing assistance from IBM, including introductions and referrals to potential customers, the Company, from time to time, faces direct competition from IBM with respect to large contracts. The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than the Company. No assurance can be given that the Company will be able to compete successfully against current and future competitors.

     The Company's ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services and other support capabilities. While there can be no assurance that the Company will be able to continue to compete successfully with existing or new competition, the Company believes that it currently competes favorably due to its focus and expertise of network integration and its concentration on sales of IBM product lines.

     Limited Backlog of Orders

     Customers typically do not place recurring "long-term" orders with the Company, resulting in a limited order backlog at any point in time. The failure by the Company to receive orders from customers on a continuous basis would have a material adverse effect on the Company's financial condition and results of operations given the Company's lack of recurring orders.

     Rapid Technological Change

     The industry in which the Company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements which result in relatively short product life cycles and rapid product obsolescence. The expectation or announcement of new or enhanced products often causes customers to delay their purchasing decisions until such new or enhanced products are announced and available. Furthermore, the Company's success depends in large part on IBM's ability to identify and develop products that meet the changing requirements of the marketplace. In the event that IBM is unable to do so, the Company's continued success will depend upon its ability to identify and source substitute products from other vendors. There can be no assurance that the Company will be able to identify and offer such products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions.

     Management of Growth

     The Company's ability to manage growth effectively and expand its AAP operations will require it to continue to implement and improve its operational, technical, financial, and sales systems, to develop the skills of its managers and supervisors, and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be successful in managing growth. The failure to do so would materially adversely affect the Company's financial position and results of operations. The Company has recently opened sales offices in Connecticut and New Jersey. In October 1995 it closed a sales facility in Princeton, New Jersey after eleven months of operations. In October 1997, the Company purchased land and commenced construction of a 40,000 square foot facility in Yaphank, New York. The Company anticipates that it will cost approximately $2.5 million to construct and supply furniture, fixtures and equipment for this facility. There can be no assurance that the Company will be able to further expand its operations successfully either through acquisition or the establishment and operation of an IBM PC assembly facility. Expansion of the Company's operations will be dependent upon, among other things, the continued growth of the computer industry, the Company's ability to withstand intense price competition, its ability to obtain new customers, and retain skilled technicians, engineers, sales and other personnel. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that additional financings will be available to the Company on commercially reasonable terms, if at all.

     Dependence on Key Personnel

     The Company's success during the foreseeable future will depend largely upon the continued services of its founder and Chief Executive Officer, John H. Spielberger, and the executive team of Dennis R. Wilson, Thomas J. Baehr and Norman Gaffney, who joined the Company in 1995, 1994 and 1994, respectively. Each of the executive officers entered into employment agreements in June 1997 that expire on September 30, 1999. The loss of any of the services of the Company's key personnel could have a material adverse affect on the Company's business, ongoing results and financial condition. These employment agreements contain confidentiality, non-competition, and non-solicitation provisions. In addition, the Company has attempted to mitigate the risks associated with its dependence on John H. Spielberger and Thomas Baehr by obtaining $1,000,000 key person life insurance policies on each of such individuals. The Company's success also depends in part on its ability to attract and retain qualified managerial, technical, sales and marketing personnel. The Company's results of operations could be adversely affected if the Company were unable to attract, hire, assimilate, and train these personnel in a timely manner.

     Control by Principal Stockholder

     As of September 30, 1997, John H. Spielberger, Chairman of the Board, President and Chief Executive Officer of the Company, beneficially owned approximately 55% of the Company's outstanding Common Stock. As a result of his stock ownership, Mr. Spielberger has effective control of the Company and the power to control the outcome of matters submitted to a vote of the Company's stockholders, such as the election of at least a majority of the members of the Company's Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

     Anti-Takeover Provisions

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation ("Certificate of Incorporation"), Amended and Restated By-laws ("By-Laws") and Delaware law may be deemed to have an anti-takeover effect. The Company's Certificate of Incorporation provides that the Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. Moreover, the Company's Certificate of Incorporation and By-Laws provide that its Board of Directors is divided into three classes serving staggered three year terms, resulting in approximately one-third of the directors being elected each year and also contain certain other provisions relating to voting and the removal of the officers and directors. In addition, the Company is subject to the anti-takeove provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of the Company or a change in control of the Company

     Significant Fluctuations to Quarterly Results

     The Company's quarterly operating results have fluctuated in the past and will continue to do so in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of the Company's delivery of significant orders, the ability of IBM to deliver, in a timely fashion, products for which the Company has received orders, the length of the sales cycle, receipt of volume discounts by IBM, the demand for products and services offered by the Company, the introduction or announcements by IBM and other manufacturers relating to new products, the hiring and training of additional personnel, problems or delays associated with the Company's assembly of personal computer systems (under the AAP) as well as general business conditions.

     Historically, the size and timing of the Company's sales transactions have varied substantially from quarter to quarter and the Company expects such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. The fluctuations may be caused by IBM's delays in shipping certain computer systems for which the Company received orders that it expected to deliver during that quarter. In addition, the Company's collection periods have fluctuated due to periodic unavailability of product from IBM, which resulted in the Company not receiving payment from certain customers until their entire orders were shipped. Accordingly, it is likely that in one or more future fiscal quarters, the Company's operating results may be below the expectations of public market analysts and investors. As a result, the market price of the Company's Common Stock would be materially adversely affected.

     Potential Volatility of Stock Price

     The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including, but not limited to, fluctuations or uncertainties in the Company's quarterly operating results (including losses), delays with respect to the AAP, announcements of technological innovations of new products by IBM or other suppliers, conditions in the markets in which the Company and its competitors compete, changes by financial analysts in their estimates of the earnings of the Company, the trading volume of the Company's common stock and the economy in general. From time to time, the stock market experiences significant price and volume volatility which may affect the market price of the Company's Common Stock for reasons unrelated to the performance of the Company. In addition, because the Company is closely dependent upon and associated with IBM, the Company's stock price may be adversely affected based on the performance of IBM's operations.

     Employees

     As of September 30, 1997, the Company had 75 full-time employees. The Company has no collective bargaining agreements and believes its relations with its employees are good.

     Disclosures Regarding Forward Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Form 10-K including, but not limited to, statements contained in this "Business," "Management's Discussion and Analysis" and "Notes to Consolidated Financial Statements," located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

     Item 2. Properties

     In October 1997, the Company purchased land in Yaphank, New York and entered into a contract to construct a 40,000 square foot assembly and warehouse facility. The total costs for this facility are estimated to be approximately $2.5 million (excluding the cost to purchase the land). The Company expects that the facility, which will also act as the Company's headquarters, will be operational by late spring 1998.

     The Company leases 11,200 square feet of executive office and warehouse space in Hauppauge, New York pursuant to a five year contract which expires on January 31, 1999. The lease provides for payments totaling $288,580 over the course of the lease.

     The Company leases 5,027 square feet of general office space in New York City pursuant to a five year lease at an annual rental of $130,704. This lease expires on February 28, 2002.

     The Company leases 5,350 square feet of general office space in Waltham, Massachusetts pursuant to a five year lease which expires on October 31, 1999. The lease provides payments in the amount of $70,085 annually for the period from December 1, 1994 through September 30, 1997 and $76,772 annually for the period from October 1, 1997 through December 31, 1999.

     The Company leases 300 square feet of general office space in Marlton, New Jersey and North Haven, Connecticut for $7,800 per year and $8,100 per year, expiring on January 31, 1998 and December 31, 1997, respectively.

     Commencing on December 1, 1997, the Company will lease 795 square feet of general office space in Fairfield, Connecticut for $11,130 per year. The lease expires on November 30, 2002. This sales office will replace the North Haven, Connecticut office, whose lease expires on December 31, 1997.

     Item 3. Legal Proceedings

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

     Item 4. Submission of Matters to a Vote of Security Holders

     None

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the NASDAQ Stock Market under the symbol SYCM. The following table sets forth for each period indicated the high and low sales prices for the Common Stock for the period June 17, 1997, the date of the Company's initial public offering, through September 30, 1997, as reported by NASDAQ:


                       Fiscal 1997                                                  Sales Prices

                                                                        High                            Low

Quarter Ended June 30, 1997                                              51/2                          51/4
Quarter Ended September 30, 1997                                        6 5/8                            5




     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     (b) The number of record holders of the Common Stock as of December 4, 1997 is approximately 40. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

     (c) The Company currently intends to retain all future earnings for use in the operations of its business and, therefore, does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will be dependent, among other things, upon earnings, capital requirements, financing agreement covenants, the financial condition of the Company and applicable law.

     (d) Use of Proceeds from Registered Securities

     On June 17, 1997, the Company registered 1,437,500 shares of its Common Stock, $.01 par value (the "Common Stock") (Registration Statement No. 333-25593). The offering of the Common Stock terminated prior to the sale of all of the securities registered, because the managing underwriter, Commonwealth Associates, did not exercise all of its over-allotment option.

     The Company registered 1,437,500 shares of Common Stock; the aggregate price of the offering amount registered was $7,187,500; the Company sold 1,385,000 shares of Common Stock; and the aggregate offering price of the amount sold was $6,925,000.

     The following information discloses the amount of expenses incurred in connection with the issuance of the Common Stock registered for the period June 17, 1997 through September 30, 1997:


                                                  Direct or indirect payments to
                                                  directors, officers, general partners of
                                                  the Company or their  associates; to persons
                                                  owning ten percent or more of any class
                                                  of equity securities of the Company and to     Direct or indirect payments
                                                  Affiliates of the Company                                to others
Underwriting discounts and
 commissions........................                           _____                                   $   484,750
Finders' fees.......................                           _____                                            _
Expenses paid to or for
 Underwriters.......................                           _____                                       207,750
Other expenses......................                           _____                                       746,341
Total expenses......................                                                                    $1,438,841



     The net offering proceeds to the issuer after the total expenses listed above; $5,486,159.

     The following lists the amount of net offering proceeds to the Company for the period June 17, 1997 through September 17, 1997 for each of the purposes listed below:

                                                  Direct or indirect  payments to directors,
                                                  officers,  general partners of the Company
                                                  pr their associates; to persons owning ten
                                                  percent or more of any class of equity
                                                  securities of the  Company  and to Affiliates   Direct or indirect payments
                                                  of the Company                                          to others



Construction of plant, building and facilities
                                                                     _____          $  439,300
Purchase and installation of machinery and equipment
                                                                     -----               -----
Purchase of real estate                                              _____               _____
Acquisition of other business(es)
                                                                     -----               -----
Repayment of indebtedness                                            _____           5,046,859
Working capital.................                                     _____               _____
Temporary Investment
  (if any)..........................                                 _____               _____
Other purposes (for which at least 5% of
the Company's total offering proceeds of
$100,000 (whichever is less))                                        -----               -----


Total                                                                _____            ________
                                                                                     5,486,159
                                                                     =====           =========





     The use of proceeds described above does not represent a material change in the use of proceeds described in the Company's Prospectus.

     Item 6. Selected Financial Data

     The following financial statement data as of and for the fiscal years ended September 30, 1995, 1996 and 1997 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The financial statement data as of and for the fiscal years ended September 30, 1993 and 1994 are derived from audited consolidated financial statements not included herein.

                                                                   Year Ended September 30,


Consolidated Statement of Operations Data
                                                      1993              1994             1995           1996             1997

Net sales...........................               $51,085,000 (1)  $45,459,575 (1)   $55,195,507    $98,446,698      $89,725,938
Cost of sales.......................                46,948,000       40,796,425        49,441,544     89,025,331       78,049,310
Gross profit........................                 4,137,000        4,663,150         5,753,963      9,421,367       11,676,628
Selling and administrative expenses                  3,565,000        3,406,316         4,079,184      5,028,812        6,534,552
Income from operations...............                  572,000        1,256,834         1,674,779      4,392,555        5,142,076
Interest expense (net)...............                 (498,000)        (713,778)       (1,207,316)    (1,390,867)        (979,185)
Other income........................                      --             39,630            37,126         63,151            2,570
Realized loss on available-for-sale securities
                                                          --                --                -       (1,406,250)        _________
Income from continuing operations
 before income taxes                                    74,000          582,686           504,589      1,658,589        4,165,461
Provision for income taxes...........                   31,000          242,889           223,769        735,886        1,761,855
Income from continuing operations                       43,000          339,797           280,820        922,703        2,403,606
Discontinued operations..............                     --          1,485,698               --            --                 --
Cumulative effect of a change in
 accounting principle                                   78,000              --                 -             -          __________
Net income..........................             $     121,000      $ 1,825,495     $     280,820    $   922,703    $   2,403,606

Per Share Data:
Income from continuing operations
                                        $                  .01   $         .10      $         .08  $         .25              .61

Income from discontinued
operations..........................                       --              .43                --              --
Income from accounting changes                             .02              --                --              --
Weighted average number of shares outstanding        3,615,830       3,448,900          3,614,040       3,677,290        3,931,846







                                                                         September 30,


                                               1993         1994             1995             1996             1997
Consolidated Balance Sheet Data:

Working capital.......................   $    661,000    $  1,171,764     $  1,769,589   $  3,342,545      10,356,416
Total assets..........................     16,067,000      18,867,758       18,471,659     32,102,557      38,104,036
Short term debt.......................      7,677,000       6,469,072       10,797,111     12,510,017      10,658,451
Long term debt........................             --              --              --      67,291           66,416
Stockholders' equity..................      1,041,000       2,412,564        2,355,884      3,998,587      11,827,636




     (1) Includes sales of the Company's former subsidiary, Romel Technology, Inc. (d/b/a MSG) of $29,272,300 and $4,127,768 for the two years ended September 30, 1994, respectively, which was sold in November 1993. The profit/loss from this subsidiary during these periods were de minimis. After adjusting for these sales figures, the Company's revenues were $21,812,700 and $41,331,807 for the two years ended September 30, 1994.

     Item 7. Management's Discussion and Analysis

     Results of Operations

     Overview. The Company operates in a highly competitive industry which in turn places constant pressures on maintaining gross profit margins. Many of the Company's sales are high volume equipment sales which produce lower than average gross profit margins, but are often accompanied by a service arrangement which yields higher than average gross profit margins.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                                                      Year Ended September 30,

                                                       1995                       1996                        1997

Net sales.............................                 100.0%                    100.0%                      100.0%
Cost of sales.........................                 (89.6)                    (90.4)                      (87.0)
Gross profit..........................                  10.4                       9.6                        13.0
Selling and administrative
  expenses............................                  (7.4)                    ( 5.1)                       (7.3)
Income from operations                                   3.0                       4.5                         5.7
Interest expense (net)                                  (2.1)                    ( 1.4)                       (1.1)
Realized loss on available-for-sale securities
                                                          --                     ( 1.4)                              --
Income before income taxes                                .9                       1.7                         4.6
Income taxes..........................                  ( .4)                    (  .7)                       (1.9)
Net income............................                    .5                       1.0                         2.7



     Fiscal Year 1997 Compared to Fiscal Year 1996

     Sales for fiscal 1997 decreased approximately 9% or $8,720,760 to $89,725,938 from $98,446,698 in fiscal year 1996. The decrease in sales was anticipated in light of the fact that the Company did not have any large SP-2 sales similar to those that it had in fiscal 1996. Additionally, the Company did not have any single customer who accounted for more than approximately 6% of the Company's total sales.

     Gross profit as a percentage of sales increased to 13.0% in fiscal 1997 from 9.6% in fiscal 1996. This increase was primarily attributable to an increase in the Company's service business (which tripled in fiscal 1997), including the on-site billings of systems engineers as well as income generated from the sale of vendor leases and warranties.

     Selling and administrative expenses increased by approximately 30% or $1,505,740 to $6,534,552 in fiscal year 1997 from $5,028,812 in fiscal year
1996. Included in the increase of $1,505,740 were increases in payroll of approximately $900,000 due to the hiring of 20 additional personnel during fiscal 1997. In addition, the Company expanded an existing office and opened two new offices in Marlton, New Jersey and North Haven, Connecticut.

     Interest expense decreased 29% or $405,365 to $986,087 in fiscal year 1997 from $1,391,452 in fiscal 1996. This decrease is primarily attributable to a reduction in debt as a result of the use of proceeds from the Company's recent public offering. The Company also believes that its constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, the Company uses all available funds to reduce its outstanding loan balance on a daily basis. Net interest expense (interest expenses less interest income) for fiscal year 1997 and 1996 was $979,185 and $1,390,867, respectively.

     Income from continuing operations before income taxes increased by 151% to $4,165,461 in fiscal year 1997 from $1,658,589 in fiscal year 1996. This increase resulted from a significant increase in the Company's gross profit.

     The Company's effective tax rate was 42.3% in fiscal year 1997 and 44.4% in fiscal year 1996.

     The Company's net income for fiscal year 1997 increased to $2,403,606 from $922,703 in fiscal year 1996 resulting from all the factors described above.

     Fiscal Year 1996 Compared to Fiscal Year 1995

     Sales for fiscal 1996 increased 78% or $43,251,191 to $98,446,698 from $55,195,507 in fiscal year 1995. This increase in sales was primarily due to the increase in sales in IBM's mid-range RS/6000 computer systems. The Company also participated in major rollouts for a number of financial institutions which produced substantial sales. In addition, two of the Company's customers accounted for 16% and 19%, of those fiscal year 1996 sales. During fiscal year 1996, the Company also increased the amount of service and service related billings from the prior year.

     Gross profit as a percentage of sales slightly decreased in fiscal year 1996 from fiscal year 1995. This decrease was the result of pricing competition, major customer rollouts which typically produce lower gross profit margins, vendor pricing, and rebate policies. A reduction of cost of goods sold resulted from rebates and other favorable pricing from many vendors. These rebates, if cancelled or lowered, will have an effect on gross profit percentages and profitability.

     Selling and administrative expenses increased by 23% or $949,628 to $5,028,812 in fiscal year 1996 from $4,079,184 in fiscal year 1995. Included in the increase of $949,628 were increases in commission expenses of $456,587, which was a direct result of the significant increase in sales during fiscal year 1996. In addition, payroll expenses increased by approximately $350,000 due to additional personnel, payroll increases and management incentives of approximately $100,000, which were paid based on the profitability of the Company.

     Interest expense for fiscal year 1996 increased 15% to $1,391,452 from $1,211,727 in fiscal year 1995, due to an increase in borrowings necessary to fund the Company's continuing sales growth. The Company believes that its constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, the Company uses all available funds to reduce its outstanding loan balance on a daily basis. Net interest expense (interest expenses less interest income) for fiscal year 1996 and 1995 was $1,390,867 and $1,207,316, respectively.

     As of September 30, 1996, the Company determined that the decline in value of its available-for-sale securities was other-than-temporary and recorded a realized loss on these securities. The effect of this was to reduce income from continuing operations, income taxes and net income by $1,406,250, $562,500 and $843,750, respectively, for the year ended September 30, 1996.

     Income from continuing operations before income taxes increased by 229% to $1,658,589 in fiscal year 1996 from $504,589 in fiscal year 1995. This increase resulted from a significant increase in sales during 1996.

     The Company's effective tax rate was 44.4% for fiscal year 1996 and 44.3% for fiscal year 1995.

     The Company's net income for fiscal year 1996 increased to $922,703 from $280,820 in fiscal year 1995 resulting from all the factors described above.

     Liquidity and Capital Resources

     The Company's current ratios at September 30, 1997 and 1996 were 1.40 and 1.12, respectively. Working capital at September 30, 1997 was $10,356,416, an increase of $7,013,871 over the prior period. This increase was the result of the Company raising approximately $5,500,000 in an initial public offering in June 1997 along with the Company's earnings for the year.

     Cash used in operating activities was $5,528,240 in fiscal year 1997 and $1,375,934 in fiscal year 1996. Cash used in investing activities was $796,017 and $234,938 for the fiscal years 1997 and 1996, respectively, and was used to finance capital expenditures including approximately $400,000 for land in fiscal year 1997. The land is being used to construct a 40,000 square foot facility which will house the Company's corporate office, warehouse and assembly facility. Cash provided by financing activities was $3,581,171 and $1,726,603 for the fiscal years 1997 and 1996, respectively. Included in the cash provided by financing operation for the fiscal year 1997 was the proceeds of the Company's initial public offering.

     Since 1992, the Company has had a series of credit arrangements with IBM Credit Corporation. Pursuant to the Financing Agreement, the Company may borrow up to 85% of its eligible receivables and 100% of eligible inventory, to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year which can increase the line of credit by as much as 50%. As of September 30, 1997 and 1996, interest on outstanding borrowings was prime and prime plus 1.375%, respectively, or prime plus 6.5%, should the Company fail to meet certain collateral requirements. As of September 30, 1997 and 1996, borrowings outstanding under this facility were $10,614,838 and $12,483,391, respectively. Additionally, $12,035,345 and
$12,560,441 were included in accounts payable at September 30, 1997 and 1996, respectively, and are included against the maximum credit available.

     The  Company  believes  that its  present  line of credit  with IBM  Credit
Corporation coupled with its current earning capacity and the proceeds of its recently completed initial public offering will be sufficient to meet its capital and operational requirements for at least the next twelve months, including but not limited to establishing a new corporate office, warehouse and assembly facility. This new facility which is currently under construction is being financed during the construction period with the Company's current credit facility with IBM Credit. It is the Company's intention to secure a mortgage on this facility upon its completion. Throughout fiscal year 1997, the Company has been in a positive collateral position with IBM Credit and has had the ability to draw down against its current line of credit whenever needed. Although fiscal year 1997 did not show an increases in sales, net income increased 161% over the same period last year. The number of days sales outstanding for fiscal year 1997 was 68 days down from 74 days in fiscal year 1996. This decrease in days outstanding is a direct result of the Company's increased effort in the accounts receivable collection area, including increased collection personnel as well as utilizing its existing sales force in its collection effort

     Seasonality and Quarterly Fluctuations

     The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its net sales, earnings from operations and net earnings. As the Company continues to increase its percentage of sales from business, education and government markets, management believes that the Company's quarterly net sales will be less impacted by seasonality. The revenue for the quarter ended June 30, 1996 reflected an unusually large sale (approximately $10 million) of a major system to a financial institution. Disregarding that sale, the Company's upward revenue trend would have continued through the quarter ended September 30, 1996. Sales declined during the first and second quarters of fiscal year 1997 due to the postponement by one of the Company's customers of the purchase of computer equipment associated with the completion of that customer's project and the postponement of orders by several customers in anticipation of IBM's announcement of "upgrades/refreshers" of certain products which the Company would otherwise have sold in that quarter.

     The following table sets forth certain quarterly information for the periods indicated:


                                                                    Fiscal Year 1997

                                                                        (in thousands)
                                                       Dec. 31, 1996       Mar. 31, 1997       June 30, 1997      Sept. 30, 1997

Net sales......................                            $21,283             $17,876             $24,719             $25,848
Gross profit...................                              2,640               2,629               2,617               3,791
Income from continuing
operations before income taxes                                 962                 855                 868               1,481
Net income.....................                                560                 490                 502                 851


                                                 Fiscal Year 1996                              Fiscal Year 1995

                                                    (in thousands)                                        (in thousands)

                                    Dec. 31,     Mar.31,   June 30,      Sept.30,     Dec. 31,     Mar.31,     June 30,     Sept.30,
                                      1995        1996       1996          1996        1994          1995        1995          1995


Net sales.........................    $14,556    $23,487   $33,644      $26,760      $10,135      $13,723      $15,840      $15,497
Gross profit......................      1,490      2,393     2,497        3,041       1,333        1,059        1,376        1,986
Income (loss) from continuing
 operations before income taxes           198        678     1,022         (239)         198         (306)            73        539
Net income (loss).................        114        390       547         (128)         116         (223)            73        315

---------------------

     (1) Taxes are computed based on effective tax rates for the respective fiscal years.

     Recent Pronouncement of the Financial Accounting Standards Board

     A recent pronouncement of the Financial Accounting Standards Board ("FASB"), which is not required to be adopted at this date, is Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," issued in February 1997. This statement establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. This standard requires the Company to present basic earnings per share and diluted earnings per share. The impact of adopting this standard is shown in
Note 1 to the Consolidated Financial Statements included herein.

     Disclosures Regarding Forward Looking Statements

     This report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Form 10-K including, but not limited to, statements contained in this "Management's Discussion and Analysis," "Business" and "Notes to Consolidated Financial Statements," located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct.

     Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

     Item 8. Consolidated Financial Statements

     The information is contained on Pages F-1 through F-18 hereof.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                     PART IV

     Item 14. Exhibits, Financial Statement Schedule and reports on Form 8-K


(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                     PAGE(S)
Index to Consolidated Financial Statements........................................................F-1

Independent Auditors' Report......................................................................F-2

Consolidated Balance Sheets as of September 30, 1997 and 1996                                     F-3

Consolidated Statements of Income for the years ended
  September 30, 1997, 1996 and 1995...............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.........................................................F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1997, 1996 and 1995...............................................................F-6

Notes to Consolidated Financial Statements.................................................F-7 - F-18

(a)(2)  FINANCIAL STATEMENT SCHEDULE

Combined Consent and Report of Independent Accountants on Schedule                                S-1

Schedule II - Valuation and Qualifying Accounts...................................................S-2



(a)(3)  EXHIBITS

     * 3.1 Form of Amended and Restated Certificate of Incorporation

     * 3.2 Form of Amended and Restated By-Laws

     * 4.1 Form of Common Stock Certificate

     *10.1 1988 Incentive Stock Option Plan

     *10.2 Inventory and Working Capital Financing Agreement, dated September 26, 1996, and amendment thereto, dated October 31, 1996

     *10.3 Form of Employment Agreement between the Company and John H. Spielberger

     *10.4 Form of Employment Agreement between the Company and Thomas J. Baehr

     *10.5 Form of Employment Agreement between the Company and Dennis R. Wilson

     *10.6 Form of Employment Agreement between the Company and Norman Gaffney

     *10.7  Agreement  for   participation  in  the  IBM  Business   Partner-PC,
Authorized Assembler Program (certain portions of this exhibit have been omitted. Confidential treatment has been granted with respect to the omitted portions)

     *22.1 List of Subsidiaries

     23 Consent of Albrecht, Viggiano, Zureck & Company, P.C.

     27 Financial Data Schedule


     ---------------

     *Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 333-25593.

     (b)(1) REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYSCOMM INTERNATIONAL CORPORATION
                                            Registrant

                                         By:/s/John H. Spielberger
                                            --------------------------------
                                            John H. Spielberger , President
Dated:  December  24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                                         Title                             Date


/s/John H. Spielberger                  Chairman of the Board,
-----------------------                 President and Chief Executive
John H. Spielberger                     Officer (Principal Operating Officer)                 December 24, 1997



/s/Thomas J. Baehr                      Vice President and Director                           December 24, 1997
-----------------------
Thomas J. Baehr


/s/Dennis R. Wilson                     Chief Financial Officer,
-----------------------                 Vice President, Secretary and
Dennis R. Wilson                        Director                                               December 24, 1997

/s/Norman M. Gaffney                    Director                                               December 24, 1997
-----------------------
Norman M. Gaffney



/s/John C. Spielberger                  Director                                               December 24, 1997
-----------------------
John C. Spielberger


/s/Cornelia Eldridge                    Director                                               December 24, 1997
-----------------------
Cornelia Eldridge


/s/Lee Adams                            Director                                               December 24, 1997
-----------------------
Lee Adams

                       SYSCOMM INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS


                                                               Page No.


INDEPENDENT AUDITORS' REPORT                                     F-2

FINANCIAL STATEMENTS

        Consolidated Balance Sheets                              F-3

        Consolidated Statements of Income                        F-4

        Consolidated Statements of Stockholders Equity           F-5

        Consolidated Statements of Cash Flows                    F-6

        Notes to Consolidated Financial Statements               F-7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
SysComm International Corporation and Subsidiary
Hauppauge, New York


     We have audited the accompanying consolidated balance sheets of SysComm International Corporation and Subsidiary as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SysComm International Corporation and Subsidiary as of September 30, 1997 and 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



A L B R E C H T , V I G G I A N O , Z U R E C K & C O M P A N Y, P.C. Hauppauge, New York
November 4, 1997

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1997 and 1996

                                                        1997                    1996
ASSETS

Current Assets
        Cash and cash equivalents               $       437,594           $     1,180,680
        Accounts and note receivable, net            23,209,156                21,012,242
        Inventory                                    12,644,343                 8,936,845
        Prepaid expenses                                103,672                    43,207
        Investments                                      84,375                   206,250
        Deferred income taxes                            87,260                      -0-
                                                    -----------                ----------
                     Total Current Assets            36,566,400                31,379,224


Property, Plant and Equipment, Net                    1,201,549                   539,174

Other Assets                                            336,087                   184,159
                                                    -----------                 ---------
                     Total Assets            $       38,104,036        $       32,102,557
                                                    ===========                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

        Supplier credit facility                $    10,614,838         $      12,483,391
        Accounts payable and accrued liabilities     15,052,319                14,440,421
        Current portion of long-term liabilities         43,613                    26,626
        Income taxes payable                            499,214                 1,069,197
        Deferred income taxes                             -0-                      17,044
                                                    -----------                ----------
                     Total Current Liabilities       26,209,984                28,036,679
                                                    -----------                ----------

Long-Term Liabilities                                    66,416                    67,291
                                                    -----------                ----------
                     Total Liabilities               26,276,400                28,103,970

Commitments and Contingencies

Stockholders' Equity
        Preferred stock; no par value; 1,000,000
          shares authorized; none issued                   -0-                        -0-
        Common stock; $.01 par value; 5,000,000
          shares  authorized  in 1996;  40,000,000
          shares  authorized  in 1997;  3,632,200
          shares  issued in 1996;  5,017,200  shares
          issued in 1997; 3,170,540 shares outstanding
          in 1996; 4,555,540 shares outstanding
          in 1997                                        50,172                    36,322
        Additional paid-in capital                    5,610,452                   138,143
        Unrealized loss on available-for-sale
          securities                                    (60,716)                     -0-
        Retained earnings                             6,369,898                 3,966,292
                                                    -----------                ----------
                                                     11,969,806                 4,140,757
        Less:  Treasury stock (at cost)
               461,660 shares                          (142,170)                 (142,170)
                                                    -----------                ----------
                   Total Stockholders' Equity        11,827,636                 3,998,587
                                                    -----------                ----------
                   Total Liabilities and
                     Stockholders Equity        $    38,104,036        $       32,102,557
                                                    ===========                ==========

     See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended September 30, 1997, 1996 and 1995


                                                        1997                    1996                    1995

Sales                                       $       89,725,938      $       98,446,698      $       55,195,507

Cost of Sales                                       78,049,310              89,025,331              49,441,544

             Gross Profit                           11,676,628               9,421,367               5,753,963

Selling and Administrative Expenses                  6,534,552               5,028,812               4,079,184

             Income from Operations                  5,142,076               4,392,555               1,674,779

Other Income (Expense)
        Interest expense                              (986,087)             (1,391,452)             (1,211,727)
        Interest income                                  6,902                     585                   4,411
        Other income                                     2,570                  63,151                  37,126
        Realized loss on available-for-sale
          securities                                      -0-               (1,406,250)                   -0-

             Total Other Expense                      (976,615)             (2,733,966)             (1,170,190)

        Income Before Provision for Income Taxes     4,165,461               1,658,589                 504,589

Provision for Income Taxes                           1,761,855                 735,886                 223,769

             Net Income                      $       2,403,606       $         922,703         $       280,820

Earnings Per Common and Common
  Equivalent Share                           $             .61       $             .25         $           .08

             Number of Common and
             Common Equivalent Shares                3,931,846               3,677,290               3,614,040



     See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 Years ended September 30, 1997, 1996 and 1995




                                                        Additional                    Unrealized                   Total
                                      Common Stock       Paid-In     Treasury Stock   Loss             Retained    Stockholders
                                    Shares    Amount      Capital     Shares   Amount  on Securities    Earnings    Equity


Balance as of September 30, 1994   3,170,540  $36,322    $ 138,143   461,660 $(142,170) $(382,500)    $2,762,769   $2,412,564



Net Income                                                                                               280,820      280,820
Unrealized Loss on Available-for-
  Sale Securities                                                                        (337,500)                   (337,500)
                                   ---------  -------     --------  --------  --------  ---------      ---------    ----------

Balance as of September 30, 1995   3,170,540   36,322      138,143   461,660  (142,170)  (720,000)     3,043,589    2,355,884


Net Income                                                                                               922,703      922,703
Unrealized Loss on Available-for-
  Sale Securities                                                                        (123,750)                   (123,750)
Realized Loss on Available-for-Sale
  Securities                                                                              843,750                     843,750
                                   ---------  -------     --------   -------   -------   ---------      ---------    ---------

Balance as of September 30, 1996   3,170,540   36,322      138,143   461,660  (142,170)       -0-      3,966,292    3,998,587

Common Stock Sold in Public Offerings
  Net of Offering Costs            1,385,000   13,850    5,472,309                                                  5,486,159

Net Income                                                                                             2,403,606    2,403,606
Unrealized Loss on Available-for-
  Sale Securities                                                                         (60,716)                    (60,716)
                                   ---------   -------   ----------  --------  ---------  --------     ---------    ----------

Balance as of September 30, 1997  4,555,540 $  50,172  $ 5,610,452   461,660 $(142,170) $ (60,716) $   6,369,898 $ 11,827,636
                                  =========    =======   ==========  ======== =========   ========     =========   ==========






     See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended September 30, 1997, 1996 and 1995


                                                                              1997                    1996                    1995

Cash Flows From Operating Activities
        Net income                                                    $     2,403,606       $       922,703         $       280,820
        Adjustments to reconcile net income to net
                cash used in operating activities:
                        Depreciation and amortization                         188,759               149,090                 134,139
                        Deferred tax benefit                                  (43,145)               (1,614)                 (5,442)
                        (Gain) loss on disposition of fixed assets             (2,570)                  (23)                    114
                        Realized loss on available-for-sale securities            -0-               843,750                     -0-
                        Changes in assets and liabilities:
                                Accounts and note receivable               (2,255,884)          (10,647,117)               (543,905)
                                Inventory                                  (3,707,498)           (2,960,653)                 93,808
                                Prepaid expenses and other assets            (153,423)               25,819                 (55,666)
                                Accounts payable and accrued liabilities      611,898             9,245,967                (287,525)
                                Income taxes payable                         (569,983)            1,046,144                (164,451)
                                                                           -----------          -----------               ----------

        Net Cash Used in Operating Activities                              (3,528,240)           (1,375,934)               (548,108)
                                                                           -----------          -----------               ----------
Cash Flows From Investing Activities
        Purchase of fixed assets                                             (803,317)             (235,388)                (92,697)
        Proceeds from disposition of fixed assets                               7,300                   450                     400
                                                                           -----------          -----------               ----------
                                Net Cash Used in Investing Activities        (796,017)             (234,938)                (92,297)
                                                                           -----------          -----------               ----------

Cash Flows From Financing Activities
        Net proceeds from (payments under) supplier
          credit facility                                                  (1,868,553)            1,686,280                 343,000
        Net proceeds from long-term debt                                         -0-                 58,229                     -0-
        Payments of long-term liabilities                                     (36,435)              (17,906)                    -0-
        Net proceeds from issuance of common stock                          5,486,159                   -0-                     -0-
                                                                            ----------          -----------               ---------
        Net Cash Provided by Financing Activities                           3,581,171             1,726,603                 343,000
                                                                            ----------          -----------               ---------
        Net Increase (Decrease) in Cash and
        Cash Equivalents                                                     (743,086)              115,731                (297,405)

Cash and Cash Equivalents at Beginning of Year                              1,180,680             1,064,949               1,362,354
                                                                            ----------           ----------               ---------

Cash and Cash Equivalents at End of Year                              $       437,594       $     1,180,680       $       1,064,949
                                                                            ==========           ==========               =========

Supplemental Disclosures of Cash Flow Information Cash
paid during the year for:
                Income taxes                                          $     2,386,580       $       248,606          $      219,543
                Interest                                                      986,087             1,391,452               1,211,727

Supplemental Schedules of Noncash Investing
  and Financing Activities
        Acquisition of equipment:
                Cost of equipment                                      $       52,547  $             53,594            $        -0-
                        Less:  Equipment financed                             (52,547)              (53,594)                    -0-
                                                                            ----------           -----------               --------

                               Cash Paid for Capital Expenditures      $          -0-     $             -0-            $        -0-
                                                                            ==========          ============               ========


     See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Summary of Significant Accounting Policies

     Business Organization and Basis of Presentation

     SysComm International Corporation (the "Company"), incorporated on September 30, 1987, is a Delaware corporation with one active subsidiary:
Information Technology Services, Inc. (doing business as InfoTech, a New York Corporation since 1980).

     The Company, through its subsidiary, is authorized to conduct business in New York, New Jersey, Connecticut and Massachusetts. The Company is a supplier and systems integrator of a broad range of computer and related products.

     On March 31, 1997, the Company effected a two-for-one split of common stock. All references in the accompanying consolidated financial statements and notes thereto relating to common stock and additional paid-in capital, stock options, per share and share data have been retroactively adjusted to reflect the two-for-one stock split.

     On April 21, 1997, a special meeting of the stockholders was held to amend the Certificate of Incorporation to increase the aggregate of authorized shares of common stock from 5,000,000 shares of common stock to 40,000,000 shares of common stock and to authorize 1,000,000 shares of preferred stock. The preferred stock is not expected to be issued at any time in the near future. The preferred stocks rights, preferences and characteristics will be determined by the Board of Directors at such time as the preferred stock is issued.

     On June 17, 1997, the Company consummated an initial public offering of common stock (the Offering). The Company sold 1,250,000 shares at $5.00 per share. On July 21, 1997, the underwriters exercised their over-allotment option to purchase an additional 135,000 shares. In connection with the Offering, 125,000 warrants were granted to the Companys representative underwriter. The fair value was estimated at $.52 per warrant using the Black-Scholes pricing model. The fair value of these warrants were offset against the Offering proceeds.

     Basis of Consolidation

     The  consolidated  financial  statements  include  the  accounts of SysComm
International   Corporation  and  its   wholly-owned   subsidiary.   Significant
intercompany accounts and transactions have been eliminated in consolidation.

     Estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation

     The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock option plan footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FASB 123).

     Accounts and Note Receivable

     Accounts and note receivable are presented net of allowances for doubtful accounts and for sales returns. The allowances are based on prior experience and managements evaluation of the collectibility of accounts receivable and returned merchandise credits. Authorized sales returns from the supplier are classified as receivables. Management believes that the allowances are adequate. However, further additions to the allowances may be necessary based on changes in economic conditions.

     The allowance for doubtful accounts was $108,343 and $63,846 as of September 30, 1997 and 1996, respectively.

     The allowance for sales returns was $37,389 as of September 30, 1997 and 1996.

     Inventory

     Inventory consists principally of computer hardware and software, and is valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, the assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

     Depreciation and amortization are computed using the straight-line method over the following estimated useful lives: Estimated Useful Lives Vehicles 1-5 years Computer equipment 5 years Furniture and fixtures 7 years Leasehold improvements 5 years Building 40 years

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Summary of Significant Accounting Policies (continued)

     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

     Investments

     The Company evaluates its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FASB 115). Accordingly, investment securities are classified as available-for-sale securities and carried at fair value, with temporary unrealized gains and losses reported as a separate component of stockholders equity. Realized losses are recorded for any decline in value determined to be other-than-temporary on available-for-sale securities.

     Revenue Recognition

     Revenue related to the sales of computer equipment is recorded at the time of shipment. Service revenue and costs are recognized when services are provided.

     Earnings Per Common Share

     Earnings per common share are computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents include stock options. There is no difference between primary and fully diluted earnings per common share for all periods presented.

     In February 1997, Financial Accounting Standards Board Statement No. 128, Earnings per Share, (FASB 128) was issued. FASB 128 alters the computation and presentation of reported earnings per share. The Statement is required to be adopted for the periods ending after December 15, 1997. Earlier application is not permitted. Had earnings per share been determined consistent with FASB 128, earnings per common share would be increased to the pro forma amounts indicated below:

                                     1997           1996             1995

Earnings per share
        As reported                   .61            .25              .08
        Pro forma:
                Basic                 .67            .29              .09
                Diluted               .61            .25              .08

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 Summary of Significant Accounting Policies (continued)

     Cash and Cash Equivalents

     The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of these instruments The fair value of investments is estimated based on quoted market price. The carrying value of the supplier credit facility and long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

     Note 2 - Investments

     Investments  consist of the following:

                                          1997          1996
 Ameriquest  Technologies,Inc.
 (Formerly CMS  Enhancements,  Inc.)
      Number of Shares                   300,000       300,000
 Fair Value                             $ 84,375     $ 206,250
 Cost                                $ 1,612,500   $ 1,612,500

     At September 30, 1997 and 1996, marketable equity securities have been categorized as available-for-sale and are stated at fair value. At September 30, 1997, an unrealized holding loss of $60,716 is shown as a separate component of stockholders equity until realized. The increase in the net unrealized loss for the years ended September 30, 1997, 1996, and 1995 totaled $60,716, $123,750, and $337,500, respectively. The Company recorded a realized loss on available-for-sale securities of $1,406,250, which net of deferred taxes amounted to $843,750, for the year ended September 30, 1996, since the decline in value was determined to be other-than-temporary as of that date.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 3 - Property, Plant and Equipment

     Property, plant and equipment is set forth below:

                                               1997          1996

        Land                         $       437,660  $       -0-
        Building                              26,740          -0-
        Vehicles                             119,159       93,412
        Computer equipment                   698,911      733,297
        Furniture and fixtures               327,627      360,106
        Leasehold improvements               117,691       93,243

                                           1,727,788    1,280,058

        Accumulated   depreciation          (526,239)    (740,884)
                                           ---------   ----------
        Property,  plant and
          equipment,  net           $      1,201,549 $    539,174
                                           =========   ==========

     Note 4 Other Assets

     The Company is the owner and beneficiary of a $1,000,000 whole life policy covering the life of the principal stockholder/officer. The cash surrender value of life insurance included in Other Assets as of September 30, 1997 and 1996 amounted to $176,350 and $145,046, respectively.

     Note 5 - Financing Arrangements

     The Company entered into a formal credit agreement with the financing subsidiary of its major supplier. Under the credit facility, the Company may borrow up to 85% of receivables due within 90 days and up to 100% of eligible inventory, to a maximum of $27,500,000. The agreement, which expires September 23, 1998, is subject to temporary increases, thereby increasing the line of credit to $41,500,000 during certain periods. As of September 30, 1997 and 1996, borrowings outstanding under this facility were $10,614,838 and $12,483,391, respectively. As of September 30, 1997 and 1996, interest on the outstanding borrowings is payable monthly at prime and prime plus 1.375%, respectively, or prime plus 6.5%, should the Company fail to meet certain collateral requirements. Interest costs included in interest expense for the years ended September 30, 1997, 1996 and 1995 totaled $970,912, $1,381,373 and $1,188,525, respectively. Additionally, $12,035,345 and $12,560,441 were included in accounts payable at September 30, 1997 and 1996, respectively, and are included against the maximum credit available.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 6 - Long-Term Liabilities

     Long-term liabilities consist of the following:
1997 1996
 FORD MOTOR CREDIT CORP.
 Collateralized by a lien
 on a Company  automobile;
 payable in 36 monthly installments
 of $815  including  interest of 9.0%
 per annum;  final payment due
 October 1999.                                     $ 18,517           $ -0-

Collateralized  by a lien on a
 Company  automobile;  payable  in 36
 monthly installments of $1,194 including
 interest of 9.9% per annum; final payment due
 December 1998.                                      16,781          27,832

Collateralized by a lien on a Company
automobile; payable in 36 monthly
installments of $678 including interest
of 9.0% per annum; final payment
 due November 1998.                                   8,978           16,480

AT&T CREDIT CORP.
Capital lease collateralized by a
lien on the Companys phone system;
 payable in monthly installments of
$708 including interest of 14.446%
per annum; final payment due May 2001.              24,069          29,497

Capital lease collateralized by a lien
on the Companys phone system; payable
in monthly installments of $542 including
interest of 15.089% per annum;
final payment due January 2001.                     17,158          20,108

Capital lease collateralized by a lien
on the Companys phone system; payable in
monthly installments of $560 including
 interest of 9.5% per annum; final
payment due March 2002.                             24,526             -0-
                                                  --------       ---------
                                                   110,029          93,917

        Less:  Current maturities                  (43,613)        (26,626)
                                                  --------       ---------
                                           $        66,416   $      67,291
                                                  ========       =========

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 6 Long Term Liabilities (continued)

     Maturities of long-term liabilities are as follows:

                          September 30, 1998      $     43,613
                                        1999            30,335
                                        2000            19,245
                                        2001            13,566
                                        2002             3,270
                                                       -------
                                                  $    110,029
                                                       =======

     Note 7 - Capital Leases

     As further described in Note 6, the Company began leasing telephone equipment during December 1995. As of September 30, 1997 and 1996, the gross assets capitalized under telephone equipment leases totaled $80,745 and $54,486, respectively, and the accumulated amortization totaled $13,851 and $3,892, respectively. The amortization expense for the years ended September 30, 1997 and 1996 of $9,959 and $3,892, respectively, is included in depreciation expense.

     Note 8 - Income Taxes

     The provision (benefit) for income taxes consists of the following:

                                      Years Ended September 30,
                            1997             1996               1995
      Current:
       Federal         $ 1,285,000    $    956,000    $       148,504
       State               520,000         344,000             80,707
                         ---------      ----------          ---------
      Total Current      1,805,000       1,300,000            229,211
                         ---------      ----------          ---------
      Deferred:
       Federal             (32,440)       (479,642)            (4,626)
       State               (10,705)        (84,472)              (816)
                         ----------     -----------         ---------
      Total Deferred       (43,145)       (564,114)            (5,442)
                         ----------     -----------         ---------
       Provision for
       Income Taxes    $ 1,761,855   $     735,886    $       223,769
                         ==========     ===========         =========

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 8 - Income Taxes (continued)

     The difference between the provision for income taxes at the Companys effective income tax rate and the federal statutory rate of 34% is as follows:


                                            Years Ended September 30,
                                           1997          1996          1995

  Income taxes at statutory rate       $ 1,416,258  $  563,920   $  171,560
  State taxes, net of federal benefit      333,237     132,687       52,728
  Other                                     12,360      39,279         (519)

        Provision for Income Taxes     $ 1,761,855  $  735,886   $  223,769


     The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                     September 30,
                                                1997                 1996

   Allowance for doubtful accounts     $       45,504       $       25,538
   Inventory capitalization                    40,701               15,742
   Investments                                (17,342)             (78,500)
   Depreciation                                   508                5,840
   Other                                       17,889               14,336

   Net Deferred Tax Asset (Liability)  $       87,260       $      (17,044)


     Note 9 - Stock Option Plan

     On July 29, 1988, the stockholders approved a stock option plan (the Plan). In connection therewith, 1,000,000 shares of common stock are reserved for issuance pursuant to options that may be granted under the Plan through May 5, 1998. In the case of options granted to an employee of the Company who is a 10% or more stockholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date the option is granted. The option price for options granted to all other employees is an amount per share of not less than the fair market value on the date the option is granted. The options granted in 1995 vest over a three-year period following the date of grant and expire on September 1, 1998. The options granted in 1997 vest over a four-year period following the date of grant and expire within five years or September 1, 2001, whichever comes first.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 9 - Stock Option Plan (continued)

     A summary of stock option activity related to the Companys plan is as follows:

                                           Beginning         Granted         Exercised     Canceled    Ending
                                           Balance           During          During        During      Balance
                                           Outstanding       Period          Period        Period      Outstanding     Exercisable

Year ended September 30, 1995
Number of shares                             302,000       768,000               0        502,000         568,000            0
Weighted average exercise price
  per share                             $       0.95    $     0.72               0    $      0.90    $       0.69            0

Year ended September 30, 1996
Number of shares                             568,000             0               0         70,000         498,000      164,340
Weighted average exercise price
  per share                             $       0.69             0               0    $      0.68    $       0.69    $    0.69

Year ended September 30, 1997
Number of shares                             498,000        69,500               0          3,000         564,500      328,680
Weighted average exercise price
  per share                             $       0.69    $     5.59               0    $      5.56    $       1.26    $    0.69


     The weighted average per share fair value of the options granted during the years ended September 30, 1997 and 1995 was estimated as $2.89 and $.20, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1997               1995

       Risk-free interest rates                5.698%          5.92-7.84%
       Expected option lives               4.57 years     3.17-3.75 years
       Expected volatilities                      60%        22.03-23.87%
       Expected dividend yields                    0%                  0%

     The weighted-average remaining contractual life of the options outstanding at September 30, 1997 is as follows:

                                                Weighted-Average Remaining
               Range of Exercise Price             Contractual Life

              $ 0.68  - $ 0.75                         0.85 years
                5.56  -   6.12                         4.57 years

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the stock option plans. Accordingly, no compensation expense was recognized in 1997 for the stock option awards made in 1997, since the exercise price of the stock options granted under the Stock Option Plan was not less than the fair market value of the Common Stock at the date the option was granted.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 9 - Stock Option Plan (continued)

Had compensation expense for stock option awards granted in 1997 been determined consistent with FASB 123, net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                                  1997
Net income
        As reported                  $       2,403,606
        Pro forma                            2,375,739

Net income
        As reported                  $             .61
        Pro forma                                  .60

     Note 10 - 401(k) Plan

     On January 1, 1994, the Company adopted a 401(k) Savings Plan (the Plan) for the benefit of all eligible employees. All employees as of the effective date of the Plan became eligible. An employee who became employed after January 1, 1994, would become a participant after the completion of a half-year of service and the attainment of 20 years of age.

     Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are a discretionary percentage match. The Company may make optional contributions for any plan year at its discretion.

     During the years ended September 30, 1997, 1996, and 1995, the Company incurred 401(k) costs totaling $42,986, $31,738, and $19,148, respectively.

     Note 11 - Concentration of Credit Risk

     Cash

     The Company places most of its temporary cash investments with one financial institution and normally exceeds the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

     Major Customers

     Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. No single customer comprised more than 10% of sales or accounts receivable as of and for the year ended September 30, 1997. In comparison, two customers comprised 16% and 19%, respectively, of sales for the year ended September 30, 1996. One of these customers accounted for 33% of accounts receivable as of September 30, 1996. Two customers of the Company accounted for 23% and 14%, respectively, of sales for the year ended September 30, 1995.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 12 - Commitments and Contingencies

     Purchases

     As further discussed in Note 5, the Company purchases a majority of its products from International Business Machines Corporation, whose subsidiary represents the Company's major lending source. The loss of this supplier could materially affect the Company. Purchases from this supplier represented approximately 90% of total purchases for the each of the years ended September 30, 1997, 1996 and 1995.

     Leases

     The Company has operating leases on real property and equipment expiring through the year 2002. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes, and insurance.

     Rent expense and other charges totaled $309,861, $253,412, and $255,307 for the years ended September 30, 1997, 1996, and 1995, respectively.

     The future minimum rental commitments for the Companys years ending September 30 are as follows:

                           1998    $       356,473
                           1999            280,171
                           2000            175,870
                           2001            147,499
                           2002             57,730
                                         ---------
                                   $     1,017,743
                                         =========


     Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements include compensation plans for fiscal 1997 as follows: John H. Spielberger will receive a base salary of $140,000 plus a bonus of 3% of all pre-tax earnings of the Company; Thomas J. Baehr will receive $150,000 plus a bonus of 3.5% of all pre-tax earnings of Information Technology Services, Inc. (InfoTech), the Companys wholly-owned subsidiary; Dennis R. Wilson will receive $120,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $125,000 plus a bonus of 1.5% of the gross profit dollars of InfoTech. These annual performance incentive plans will be reviewed during each fiscal year and new incentive plans will be implemented by the Companys Compensation Committee for the fiscal year 1998, and thereafter as applicable.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 12 - Commitments and Contingencies (continued)

     Purchase Commitment

     In March 1997, the Company commenced operation of an IBM PC assembly facility under IBMs Authorized Assembler Program (the AAP). Under the terms of the AAP Agreement with IBM, the Company will use its best efforts to purchase a sufficient number of Base System Units and Approved Components to enable it to assemble at least 20% of the Companys actual sales volume of PCs.

     Litigation

     The Company is a defendant in a lawsuit which alleges wrongful termination of employment. The action has been in the discovery stage since 1992. While the results of litigation cannot be predicted with any certainty, management believes that the final outcome of such litigation will not have a material adverse effect on the Companys consolidated financial position, results of operations or cash flows. Changes in assumptions, as well as actual experience, could cause the estimates made by management to be altered.

     Note 13 Quarterly Financial Data (unaudited)

     Quarterly financial data for the years ended September 30, 1997 and 1996 follow:

                                              First                   Second                  Third                   Fourth
                                             Quarter                 Quarter                 Quarter                 Quarter

For the year ended September 30, 1997:

Net sales                          $       21,282,537      $       17,876,338      $       24,718,664      $       25,848,399
Gross profit                                2,639,498               2,629,349               2,617,138               3,790,643
Income from operations                      1,275,495               1,036,205               1,072,381               1,757,995
Net income                                    559,642                 490,673                 502,347                 850,944
Net income per share                             0.16                    0.14                    0.14                    0.17

For the year ended September 30, 1996:

Net sales                          $       14,555,620      $       23,487,203      $       33,644,269      $       26,759,606
Gross profit                                1,490,660               2,392,934               2,496,850               3,040,923
Income from operations                        497,195               1,003,673               1,373,325               1,518,362
Net income (loss)                             114,214                 389,489                 547,000                (128,000)
Net income (loss) per share                      0.03                    0.11                    0.15                   (0.04)


    Note 14 Subsequent Event

     In October 1997, the Company entered into a contract to construct a new facility in Yaphank, New York for approximately $1,982,000.

                         COMBINED CONSENT AND REPORT OF
                       INDEPENDENT ACCOUNTANTS ON SCHEDULE





To the Board of Directors
SysComm International Corporation and Subsidiary
Hauppauge, New York




     The audits referred to in our report on page F-2 included the related financial statement schedule on page S-2 as of September 30, 1997, and for each of the years in the three-year period ended September 30, 1997, included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to the use of our reports included herein and to the reference to our firm under the heading "Experts" in this Form 10-K.




ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.


Hauppauge, New York
December 15, 1997

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                                 Additions
                                                          Balance at   (1) Charged       (2) Charged                       Balance
                                                          Beginning        to Costs and   to Other                          at End
    Deducted from Assets                                  of Period        Expenses       Accounts       Deductions      of Period

 Allowance for Doubtful Accounts:
  Year ended September 30, 1995                        $    -0-        $    50,000    $     -0-        $   -0-          $ 50,000
  Year ended September 30, 1996                            50,000          107,273          -0-          93,427(a)        63,846
  Year ended September 30, 1997                            63,846          125,000          -0-          80,503(a)       108,343
 Allowance for Sales Returns:
  Year ended September 30, 1995                        $    -0-        $   125,000    $     -0-        $   -0-         $ 125,000
  Year ended September 30, 1996                           125,000              -0-          -0-          87,611(a)        37,389
  Year ended September 30, 1997                            37,389              -0-          -0-            -0-            37,389
Allowance for Net Unrealized Losses
  on Marketable Equity Securities:
  Year ended September 30, 1995                      $    382,500      $       -0-    $ 337,500(b)     $   -0-        $  720,000
  Year ended September 30, 1996                           720,000              -0-      123,750(b)      843,750(c)           -0-
  Year ended September 30, 1997                               -0-              -0-       60,716(b)         -0-            60,716


     (a) Amounts written off, net of recoveries.

     (b) Net unrealized loss on marketable equity securities recorded in stockholders' equity.

     (c) Net realized loss on marketable equity securities.