Form 10-Q
period 1997-12-31
SYSCOMM INTERNATIONAL CORP
filed 1998-02-11
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 1997

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

         Yes       X                                 No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of February 2, 1998: 4,555,540 shares.

                                                            Page No.


     Part I. Financial Information

     Item 1. Consolidated Financial Statements

     Consolidated  Statements of Income (Unaudited)
     for the Three Months Ended
     December 31, 1997 and December 31, 1996                     3

     Consolidated Balance Sheets -
     December 31, 1997 and September 30, 1997                    4

     Consolidated  Statements of Cash Flows
     for the Three Months Ended  December
     31, 1997 and December 31, 1996                              5

     Notes to Consolidated Financial Statements                  6

     Item 2.  Management's  Discussion and Analysis of
     Financial  Condition and Results of Operations              7-9

     Part II. Other Information                                  10

     Signatures                                                  11

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                        Consolidated Statements of Income
                                   (Unaudited)


                                                          THREE MONTHS ENDED
                                            12/31/97                              12/31/96

Net sales                                   $ 28,062,283                          $ 21,282,537
Cost of sales                                 25,248,026                            18,643,039
                                            -------------                         -------------
     Gross profit                              2,814,257                             2,639,498
                                            -------------                         -------------

Selling & administrative expenses              2,005,201                             1,364,003
                                            -------------                         -------------

Income from operations                           809,056                             1,275,495
                                            -------------                         -------------

Other income (expense)
   Interest expense                             (247,794)                            (313,778)
   Other                                           2,506                                  625
                                            -------------                         -------------
   Total other expense                          (245,288)                            (313,153)
                                            -------------                         -------------

   Income from operations before
      income taxes                               563,768                              962,342

Provision for income taxes                       247,000                              402,700
                                            -------------                         ------------

Net income                                   $   316,768                         $    559,642
                                            =============                         ============

Net income per common share:
         Basic                              $       0.07                         $       0.18
         Diluted                            $       0.06                         $       0.16


Weighted average number of common shares outstanding:
         Basic                                  4,555,540                           3,170,540
         Diluted                                4,996,244                           3,428,660




The accompanying notes are an integral part of these statements.

                                    SYSCOMM INTERNATIONAL CORPORATION
                                       CONSOLIDATED BALANCE SHEETS



                                                      December 31, 1997             September 30, 1997
                                                        (Unaudited)                     (Audited)
                        ASSETS

Cash and cash equivalents                             $      527,496                  $       437,594
Accounts and note receivable, net                         23,977,487                       23,209,156
Inventory                                                  8,475,856                       12,644,343
Other                                                        315,314                          275,307
                                                      ---------------                 ----------------
     Total current assets                                 33,296,153                       36,566,400
                                                      ---------------                 ----------------
Property, plant and equipment, net                         1,724,492                        1,201,549
Other assets                                                 342,120                          336,087
                                                      ---------------                 ----------------
     Total assets                                     $   35,362,765                  $    38,104,036
                                                      ===============                 ================

                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                              $   6,637,764                   $    10,614,838
Accounts payable and accrued liabilities                 16,294,430                        15,052,319
Income taxes payable                                        186,617                           499,214
Other current liabilities                                    44,101                            43,613
                                                      --------------                  ----------------
     Total current liabilities                           23,162,912                        26,209,984
Long-term liabilities                                        55,449                            66,416
                                                      --------------                  ----------------
     Total liabilities                                   23,218,361                        26,276,400
                                                      --------------                  ----------------
Stockholders' Equity:
   Preferred stock, no par value                               -                                 -
   Common stock, $.01 par value                              50,172                            50,172
   Additional paid-in capital                             5,610,452                         5,610,452
   Unrealized loss on available-for-
     sale securities                                        (60,716)                          (60,716)
   Retained earnings                                      6,686,666                         6,369,898
   Less: Treasury stock (at cost)                          (142,170)                         (142,170)
                                                      --------------                  ----------------
     Total stockholders' equity                          12,144,404                        11,827,636
                                                      --------------                  ----------------
     Total liabilities and
        stockholders' equity                          $  35,362,765                    $   38,104,036
                                                      ==============                  ================




The accompanying notes are an integral part of these statements.

                                    SYSCOMM INTERNATIONAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended December 31
                                                                          1997                   1996

Cash Flows From Operating Activities
  Net Income                                                     $      316,768          $     559,642
  Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                                   68,400                 40,718
         Gain on disposition of fixed assets                             - 0 -                  (2,570)
         Changes in assets and liabilities
         Accounts and note receivable                                  (768,331)             3,856,409
         Inventory                                                    4,168,487             (1,700,773)
         Prepaid expenses                                               (40,007)              (165,775)
         Other assets                                                    (6,033)                (8,071)
         Accounts payable and accrued liabilities                     1,242,111               (225,561)
         Income taxes payable                                          (312,597)              (766,032)
                                                                 ---------------         --------------
            Net Cash Provided by Operating Activities                 4,668,798              1,587,987
                                                                 ---------------         --------------

Cash Flows from Investing Activities
   Purchase of fixed assets                                            (591,343)              ( 81,752)
   Proceeds from disposition of fixed assets                             -0-                     7,300
                                                                 ---------------         --------------
            Net Cash Used in Investing Activities                      (591,343)              ( 74,452)
                                                                  --------------         --------------

Cash Flows From Financing Activities
   Net payments under supplier credit facility                       (3,977,074)              (462,878)
   Payments of long-term liabilities                                    (10,479)                (7,942)
                                                                 ---------------         --------------
            Net Cash Used by Financing Activities                    (3,987,553)              (470,820)
                                                                 ---------------         --------------

            Net Increase in Cash and Cash Equivalents                    89,902              1,042,715

Cash and Cash Equivalents at Beginning of Period                        437,594              1,180,680
                                                                 ---------------         --------------

Cash and Cash Equivalents at End of Period                       $      527,496          $   2,223,395
                                                                 ===============         ==============

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
        Income taxes                                             $      559,740          $   1,168,562
        Interest                                                        247,794                313,778

Supplemental Schedules of Non-cash Investing and
   Financing Activities
   Acquisition of equipment:
        Cost of Equipment                                        $       -0-              $     25,631
           Less: Equipment financed                                      -0-                   (25,631)
                                                                 ---------------          -------------
                Cash Paid for Capital Expenditures               $       -0-              $      - 0 -
                                                                 ===============          =============

SYSCOMM INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998, or any future interim period.

     2. Commitments and Contingencies

     (A) Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements include compensation plans for fiscal 1998 as follows: John H. Spielberger will receive a base salary of $160,000 plus a bonus based on a percentage of pre-tax earnings of the Company based on sales volume; Thomas J. Baehr will receive $160,000 plus a bonus of a percentage of pre-tax earnings based on sales volume of Information Technology Services, Inc. ("InfoTech"); the Company's wholly-owned subsidiary; Dennis R. Wilson will receive $140,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $140,000 plus a bonus of 1% of the gross profit dollars of InfoTech and 1% of the pre-tax earnings of InfoTech. These annual performance incentive plans will be reviewed during the fiscal year and new incentive plans may be implemented by the Company's Compensation Committee for the fiscal year 1999, and thereafter as applicable.

     (B) Litigation

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations: Three Months Ended December 31, 1997 Compared with Three Months Ended December 31, 1996

     Net income for the three months ended December 31, 1997 decreased 43% to $316,768 compared to $559,642 for the same period last year. Basic earnings per share decreased 61% to $.07 for the three months ended December 31, 1997 compared to $0.18 for the same period last year.

     Revenues: Sales for the three months ended December 31, 1997 were $28,062,283 compared to $21,282,537 for the same period last year an increase of approximately 32%. Approximately $4,100,000 of the sales increase relates to sales generated by the Company's new locations in Connecticut and New Jersey which began operations in January 1997 and Buffalo, New York, which began operations in October 1997. Additionally, sales in the Company's Massachusetts location increased approximately $2,000,000 due to an increase in the sales of RS/6000 products.

     Gross Profit: Gross Profit as a percentage of sales decreased to 10.0% for the three months ended December 31, 1997 compared to 12.4% for the same period last year. The decrease in gross profit percentage is primarily due to a more competitive market in both the personal computer and open systems i.e. UNIX markets, which has forced the Company to lower selling prices in order to compete for business.

     Selling & Administrative Expenses: Selling and administrative expenses increased by $641,198 or 47% to $2,005,201 from $1,364,003 in the same period last year. Approximately $200,000 of the increases represents expenses relating to the opening of new offices, $140,000 relates to additional commissions on the increased sales volume and the balance relates to payroll and payroll related expenses due to the hiring of 19 additional personnel.

     Interest Expense: Interest expense for the three months ended December 31, 1997 decreased $65,984 or 21% to $247,794 from $313,778 in the same period last year. This decrease in interest costs is primarily attributable to a reduction in debt as a result of the use of proceeds from the Company's 1997 public offering coupled with the constant monitoring of accounts receivable and inventory levels. In addition, the Company uses all available funds to reduce its outstanding loan balance on a daily basis.

     Income from Operations before Income Taxes: Income from operations before income taxes decreased $398,574 or 41% to $563,768 for the three months ended December 31, 1997 from $962,342 for the same period last year. The decrease is primarily attributable to the decrease in gross profit percentage along with the increases in selling and administrative expenses.

     Taxes: The Company's effective tax rate is 43.8% for the three months ended December 31, 1997 as compared to 41.8% for the same period last year.

     Liquidity and Capital Resources: The Company's current ratio at December 31, 1997 and 1996 was 1.43 and 1.15, respectively. Working capital at December 31, 1997 was $10,133,241 an increase of $6,213,532 over the same period last year. The increase was due to the proceeds of the Company's initial public offering in 1997 and the Company's earnings.

     Cash provided by operating activities was $4,668,798 and $1,587,987, respectively, for the three months ended December 31, 1997 and 1996. The increase in 1997 and 1996 was due to reductions in inventory and accounts receivable, respectively. Cash used in investing activities was $591,343 and $74,452 for the three months ended December 31, 1997 and 1996, respectively, and was used to finance the building of the Company's new facility in 1997 and computer equipment, leasehold improvements and furniture and fixtures in 1996. Cash used by financing activities was $3,987,553 and $470,820 for the three months ended December 31, 1997 and 1996, respectively and included net payments made under the Financing Agreement.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory to a maximum of $27,500,000. In addition to the regular credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of December 31, 1997, interest on outstanding borrowings was prime or prime plus 6.5%, should the Company fail to meet certain collateral requirements. Throughout fiscal 1997 and the first quarter of fiscal 1998, the Company has been in a positive collateral position with IBM Credit and has had the ability to draw down against its current line of credit whenever needed.

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

     Forward-Looking Statements: Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation, information appearing under
Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth in the Company's Prospectus filed June 17, 1997, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     The Company is involved in a legal proceeding that is incidental to the conduct of its business. This proceeding is not, in the opinion of management, material. In the ordinary course of its business, the Company is, from time to time, subject to litigation. The Company does not believe that any litigation to which the Company is currently subject is likely, individually, or in the aggregate, to have a material effect on the financial condition of the Company.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

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


                                    SYSCOMM INTERNATIONAL CORPORATION
                                               (Registrant)



                                    By:/s/----------------------------
                                       John H. Spielberger
                                       President and Chief Executive Officer



                                    By:/s/----------------------------
                                       Dennis R. Wilson
                                       Vice President, Chief Financial Officer
                                       And Secretary


         Dated: February 11, 1998