Form 10-Q
period 1998-03-31
SYSCOMM INTERNATIONAL CORP
filed 1998-05-07
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 4, 1998: 4,555,540 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                            3/31/98          3/31/97          3/31/98        3/31/97


Net sales                               $ 22,227,999     $ 17,876,338      $ 50,290,282    $ 39,158,875
Cost of sales                             20,354,849       15,246,989        45,602,875      33,890,028
                                        -------------    -------------     -------------    -------------
     Gross profit                          1,873,150        2,629,349         4,687,407       5,268,847
                                        -------------    -------------     -------------    -------------

Selling & administrative expenses          2,024,003        1,593,144         4,029,204       2,957,149
                                        -------------   --------------     -------------   --------------

Income (loss) from operations               (150,853)       1,036,205           658,203       2,311,698
                                        -------------   --------------     -------------   --------------

Other income (expenses)
   Interest expenses                        (208,075)        (238,366)         (455,869)       (552,143)
   Other                                       3,788           56,934             6,294          57,560
                                        -------------  ---------------     -------------   --------------
   Total other expenses                     (204,287)        (181,432)         (449,575)       (494,583)
                                        -------------  ---------------    --------------  --------------

   Income (loss) from operations
     before income taxes                    (355,140)         854,773           208,628       1,817,115

Provision (benefit) for income taxes        (159,000)         364,100            88,000         766,800
                                        ---------------  --------------   -------------   ---------------

Net income (loss)                        $  (196,140)     $   490,673      $    120,628    $  1,050,315
                                        ==============   ==============    =============   =============

Net income (loss) per common share
         Basic                          $      (0.04)    $      0.15       $       0.03    $       0.33
         Diluted                        $      (0.04)    $      0.14       $       0.02            0.31

Weighted average number of common
shares outstanding
         Basic                              4,555,540        3,170,540        4,555,540        3,170,540
         Diluted                            4,981,619        3,442,915        4,987,451        3,429,487


     The accompanying notes are an integral part of these statements.




                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                      March 31, 1998            September 30, 1997
                                                       (Unaudited)                  (Audited)

                      ASSETS

Cash and cash equivalents                            $    624,409               $    437,594
Accounts and note receivable, net                      20,231,842                 23,209,156
Inventory                                               7,922,516                 12,644,343
Other                                                     607,445                    275,307
                                                    ---------------             ---------------
   Total current assets                                29,386,212                 36,566,400
                                                    -------------               ---------------
Property, plant and equipment, net                      3,060,978                  1,201,549
Other assets                                              345,120                    336,087
                                                    ---------------             ---------------
   Total assets                                      $ 32,792,310               $ 38,104,036
                                                    ===============             ===============

                 LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                            $   9,434,252               $ 10,614,838
Accounts payable and accrued liabilities               11,343,500                 15,052,319
Income taxes payable                                        ---                     499,214
Other current liabilities                                  39,617                    43,613
                                                    ---------------             ---------------
   Total current liabilities                           20,817,369                 26,209,984
Long-term liabilities                                      49,177                     66,416
                                                    ---------------             ---------------
   Total liabilities                                   20,866,546                 26,276,400
                                                    ---------------             ---------------
Stockholders' Equity:
         Preferred stock, $.01 par value                     -                         -
         Common stock, $.01 par value                      50,172                     50,172
         Additional paid-in capital                     5,610,452                  5,610,452
         Unrealized loss on available-for-
            sale securities                               (83,216)                   (60,716)
         Retained earnings                              6,490,526                  6,369,898
         Less: Treasury stock (at cost)                  (142,170)                  (142,170)
                                                    ----------------            ----------------
   Total stockholders' equity                          11,925,764                 11,827,636
                                                    ----------------            ----------------
   Total liabilities and
      stockholders' equity                          $  32,792,310               $ 38,104,036
                                                    ================            ================


     The accompanying notes are an integral part of these statements.


                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     Six Months Ended March 31
                                                                        1998           1997


Cash Flows From Operating Activities
  Net Income                                                    $     120,628   $   1,050,315
  Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization                               136,800          81,437
          Gain on disposition of fixed assets                          - 0 -           (2,570)
          Changes in assets and liabilities
              Accounts and note receivable                          2,977,314       7,177,650
              Inventory                                             4,721,827         233,831
              Other assets                                           (363,671)       (177,222)
              Accounts payable and accrued liabilities             (3,708,819)     (2,056,139)
              Income taxes payable                                   (499,214)       (968,702)
                                                                 --------------  --------------
                 Net Cash Provided by Operating Activities          3,384,865       5,338,600
                                                                 --------------  --------------

Cash Flows from Investing Activities
   Purchase of fixed assets                                        (1,996,229)       (221,016)
   Proceeds from disposition of fixed assets                             -0-            7,300
                                                                 --------------  --------------
        Net Cash Used in Investing Activities                      (1,996,229)       (213,716)
                                                                 --------------  ---------------

Cash Flows From Financing Activities
   Net payments under supplier credit facility                     (1,180,586)     (5,616,120)
   Payments of long-term liabilities                                  (21,235)        (17,217)
                                                                ---------------  ---------------
        Net Cash Used by Financing Activities                      (1,201,821)     (5,633,337)
                                                                ---------------  ---------------

        Net Increase (Decrease) in Cash and Cash Equivalents          186,815        (508,453)

Cash and Cash Equivalents at Beginning of Period                      437,594       1,180,680
                                                                ---------------  ---------------

Cash and Cash Equivalents at End of Period                      $     624,409   $     672,227
                                                                ===============  ===============

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
        Income taxes                                            $     788,500   $   1,735,528
        Interest                                                      455,869         552,143

Supplemental Schedules of Non-cash Investing and
   Financing Activities
   Acquisition of equipment:
        Cost of Equipment                                       $        -0-    $      49,125
           Less: Equipment financed                                      -0-          (49,125)
                                                                ---------------  ----------------
                Cash Paid for Capital Expenditures              $        -0-    $        -0-
                                                                ===============  ================



                       SYSCOMM INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998, or any future interim period.


     2. Commitments and Contingencies

     (A) Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements include compensation plans for fiscal 1998 as follows: John H. Spielberger will receive a base salary of $160,000 plus a bonus based on a percentage of pre-tax earnings of the Company based on sales volume; Thomas J. Baehr will receive $160,000 plus a bonus of a percentage of pre-tax earnings based on sales volume of Information Technology Services, Inc. ("InfoTech"); the Company's wholly-owned subsidiary; Dennis R. Wilson will receive $140,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $140,000 plus a bonus of 1% of the gross profit dollars and 1% of the pre-tax earnings of InfoTech. These annual performance incentive plans will be reviewed during the fiscal year and new incentive plans may be implemented by the Company's Compensation Committee for the fiscal year 1999, and thereafter as applicable.

     (B) Litigation

     The Company was a defendant in a lawsuit which alleged wrongful termination of employment. The action had been in the discovery stage since 1992. Effective April 14, 1998, the Company entered into a Confidential Settlement Agreement and General Release with the plaintiff. Neither the execution of the Agreement nor the Agreement itself is an admission of liability or wrongdoing by the Company. In consideration of the obligations of the plaintiff and in full and complete settlement and final satisfaction of any claims which plaintiff may have against the Company, the Company agreed to pay plaintiff $35,000 as full and complete settlement of the Action. The Company has no other legal actions pending.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Results of Operations: Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997

     Net loss for the three months ended March 31, 1998 was $196,140 compared to net income of $490,673 for the same period last year. Basic loss per share was $.04 for the three months ended March 31, 1998 compared to Basic earnings per share of $.15 for the same period last year. Basic earnings per share was calculated using 4,555,540 common shares outstanding for the three months ended March 31, 1998 versus 3,170,540 common shares outstanding for the same period last year.

     Revenues: Sales for the three months ended March 31, 1998 were $22,227,999 compared to $17,876,338 for the same period last year an increase of $4,351,661 or 24%. Approximately $3,100,000 of the sales increase relates to sales generated by the continued improvement of the Company's new locations in Connecticut and New Jersey which began operations in January 1997, and Buffalo, New York which began operations in October 1997.

     Gross Profit: Gross Profit as a percentage of sales decreased to 8.4% for the three months ended March 31, 1998 compared to 14.7% for the same period last year. This reduction in gross profit percentage was due primarily to tighter competition especially in the personal computer segment of the market. Additionally, the Company did not meet vendor's quotas which limited the amount of soft dollars or vendor rebates it received. Also, in order to increase sales volume, the Company took some large sales with relatively low margins.

     Selling & Administrative Expenses: Selling and administrative expenses increased by $430,859 or 27% to $2,024,003 from $1,593,144 for the same period last year. The increase in expenses relates to the costs associated with the growth in the Connecticut; New Jersey; and Buffalo, New York offices as well as payroll and payroll related expenses due to the hiring of 20 additional personnel.

     Interest Expense: Interest expense for the three months ended March 31, 1998 decreased $30,291 or approximately 13% to $208,075 from $238,366 for the same period last year. Although the Company did use a majority of the proceeds from the Company's 1997 public offering to reduce debt, the increase in accounts receivables due to the increased sales volume and the funding of the new facility actually increased the amount of debt outstanding from the same period last year.

     Income (loss) from Operations before Income Taxes: Income (loss) from operations before income taxes was a loss of $355,140 for the three months ended March 31, 1998 compared to income of $854,773 for the same period last year. The decrease is attributable to a decrease in gross profit percentage along with increases in selling and administrative expenses.

     Taxes: The Company had a tax benefit of $159,000 for the three months ended March 31, 1998 compared to a tax liability of $364,100 or an effective tax rate of 42.6% for the same period last year.

     Six Months Ended March 31, 1998 Compared With Six Months Ended March 31, 1997.

     Net income for the six months ended March 31, 1998 decreased by $929,687 or 89% to $120,628 from $1,050,315 for the same period last year. Basic earnings per share was $.03 for the six months ended March 31, 1998 compared to $.33 for the same period last year. Basic earnings per share was calculated using 4,555,540 common shares outstanding for the six months ended March 31, 1998 versus 3,170,540 common shares outstanding for the same period last year. The decrease in net income is attributable to the reduction in gross profit percentage during the six months ended March 31, 1998.

     Revenues: Sales for the six months ended March 31, 1998 were $50,290,282 compared to $39,158,875 for the same period last year an increase of $11,131,407 or 28%. Approximately $7,200,000 of the sales increases relates to sales generated by the Company's new locations in Connecticut and New Jersey, which began operations in January 1997 and Buffalo, New York which began operations in October 1997.

     Gross Profit: Gross profit as a percentage of sales decrease to 9.3% for the six months ended March 31, 1998 as compared to 13.5% for the same period last year. The reduction in gross profit is attributable to a more competitive market, especially in the personal computer segment of the market. Additionally, since the Company did not attain its vendors quotas, the amount of money it received is soft dollars and vendor rebate was reduced. Also, the Company , in an effort to increase its sales volume, had several large volume sales with relatively low margins.

     Selling & Administrative Expenses: Selling and administrative expenses increased by $1,072,055 or 36% to $4,029,204 from $2,957,149 for the same period last year. The increases in expenses relates to the cost associated with the growth in the Connecticut; New Jersey; and Buffalo, New York locations as well as payroll and payroll related expenses due to the hiring of 20 additional personnel and increased commissions on the increased sales volume.

     Interest Expense: Interest expense for the six months ended March 31, 1998 decreased $96,274 or 17% to $455,869 from $552,143 for the same period last year. The net decrease is primarily attributable to the reduction in debt as a result of the use of proceeds for the Company's 1997 public offering.

     Income from Operations before Income Taxes: Income from operations before income taxes decreased $1,608,487 or 89% to $208,628 for the six months ended March 31, 1998 from $1,817,115 for the same period last year. The decrease is primarily attributable to a decrease in the gross profit percentage.

     Taxes: The Company's effective tax rate is 42.2% for the six months ended March 31, 1998 and 1997.

     Liquidity and Capital Resources: The Company's current ratio at March 31, 1998 and 1997 was 1.41 and 1.22, respectively. Working capital at March 31, 1998 was $8,568,843 an increase of $4,351,723 over the same period last year. The increase was due to the proceeds of the Company's initial public offering in 1997.

     Cash provided by operating activities was $3,384,865 and $5,338,600, respectively, for the six months ended March 31, 1998 and 1997 due to reductions in both inventory and accounts receivables. Cash used in investing activities was $1,996,229 and $213,716 for the six months ended March 31, 1998 and 1997, respectively, and was used to finance the building of the Company's new facility in 1998 and computer equipment, leasehold improvements and furniture and fixtures in 1997. Cash used by financing activities was $1,201,821 and $5,633,337 for the six months ended March 31, 1998 and 1997, respectively, and included net payments made under the Financing Agreement.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of March 31, 1998, interest on outstanding borrowings was prime or prime plus 6.5%, should the Company fail to meet certain collateral requirements. Throughout fiscal 1997 and first six month fiscal 1998, the Company has been in a positive collateral position with IBM Credit and has had the ability to draw down its current line of credit whenever needed.

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

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     The Company was a defendant in a lawsuit which alleged wrongful termination of employment. The action had been in the discovery stage since 1992. Effective April 14, 1998, the Company entered into a Confidential Settlement Agreement and General Release with the plaintiff. Neither the execution of the Agreement nor the Agreement itself is an admission of liability or wrongdoing by the Company. In consideration of the obligations of the plaintiff and in full and complete settlement and final satisfaction of any claims which plaintiff may have against the Company, the Company agreed to pay plaintiff $35,000 as full and complete settlement of the Action. The Company has no other legal actions pending.

     Item 2. Changes in Securities

     None

     Item 3. Defaults Upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     (a) On February 24, 1998, the Company held its Annual Meeting of Stockholders (the "Meeting").

     (b) At the Meeting, the Stockholders of the Company elected Dennis R. Wilson, Lee Adams and Cornelia Eldridge as Class III directors.

     (c) At the Meeting, the Stockholders approved the selection of Albrecht, Viggiano, Zureck & Company, P.C. as the Company's independent auditors for the fiscal year ended September 30, 1998.

     (d) In addition to electing directors and approving the independent auditors at the Meeting, the Stockholders of the Company approved the adoption of the Company's 1998 Stock Option Plan.

     (e) The following sets forth results of voting on each matter voted upon at the Meeting:

                  1.       Election of Directors

                                                                       For              Against

                           Dennis R. Wilson                            4,307,390        4,500
                           Lee Adams                                   4,307,390        4,500
                           Cornelia Eldridge                           4,307,390        4,500


                  2.       Adoption of the Company's 1998 Stock Option Plan

                                    For              Against

                                    3,331,620        30,400

         3. Selection of Albrecht, Viggiano, Zureck & Company, P.C. as the Company's independent auditors for the fiscal year ended September 30, 1998

                                    For              Against

                                    4,306,690        1,500

     Item 5. Other Information

     None

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

     (b) Reports on Form 8-K

     None.
________________________________________________________________________
*Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 333-25593

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYSCOMM INTERNATIONAL CORPORATION
                                                     (Registrant)



                                         /s/     John H. Spielberger
                                         -------------------------------------
                                         President and Chief Executive Officer



                                         /s/     Dennis R. Wilson
                                         -------------------------------------
                                         Vice President, Chief Financial Officer
                                         And Secretary