Form 10-Q
period 1998-06-30
SYSCOMM INTERNATIONAL CORP
filed 1998-08-12
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                               20 Precision Drive
                               Shirley, N.Y. 11967
              (Address of Principal Executive Offices and Zip Code)

                                 (516) 205-1000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 5, 1998: 4,749,905 shares.

     Part I. Financial Information

     Item 1. Consolidated Financial Statements

     Consolidated Statements of Operations (Unaudited)
     for the Three and Nine Months Ended June 30, 1998
     and 1997                                               1

     Consolidated Balance Sheets
     as of June 30, 1998 and September 30, 1997             2

     Consolidated Statements of Cash Flows
     For the Nine Months Ended June 30, 1998
     and 1997                                               3

     Notes to Consolidated Financial Statements             4

     Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations          7

     Part II. Other Information

     Signatures                                             9

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements



                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              6/30/98           6/30/97         6/30/98             6/30/97
                                              -------           -------         -------             -------

Net sales                                  $ 26,416,609      $ 24,718,664     $ 76,706,890      $ 63,877,540
Cost of sales                                23,917,082        22,101,526       69,519,956        55,991,555
                                             ----------        ----------       ----------        ----------
     Gross profit                             2,499,527         2,617,138        7,186,934         7,885,985
                                             ----------        ----------       ----------        ----------
Selling & administrative expenses             2,067,453         1,544,756        6,096,657         4,501,904
                                             ----------        ----------       ----------        ----------
Income from operations                          432,074         1,072,382        1,090,277         3,384,081
                                             ----------        ----------       ----------        ----------
Other income (expenses)
   Interest expenses                           (245,456)         (226,558)        (701,324)         (778,702)
   Other                                       ( 34,930)           21,723         ( 28,637)           79,283
                                               ---------         ---------        ---------       -----------
   Total other expenses                        (280,386)         (204,835)        (729,961)         (699,419)
                                               ---------         ---------        ---------       -----------
   Income from operations
     before income taxes                        151,688           867,547          360,316         2,684,662

Provision for income taxes                       62,600           365,200          150,600         1,132,000
                                               ---------         ---------        ---------       -----------
Net income                                $      89,088     $     502,347    $     209,716     $   1,552,662
                                               =========         =========        =========       ===========
Net income per common share
         Basic                            $        0.02     $        0.15    $        0.05     $        0.48
         Diluted                          $        0.02     $        0.14    $        0.04     $        0.45



Weighted average number of common
shares outstanding
         Basic                                4,562,969         3,362,848        4,558,016         3,234,409
         Diluted                              4,932,794         3,649,042        4,963,031         3,468,229



The accompanying notes are an integral part of these statements.

                                      (1)

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                 June 30, 1998            September 30, 1997
                                                                 -------------            ------------------
                                                                  (Unaudited)                  (Audited)


                      ASSETS

Cash and cash equivalents                                     $   1,623,278                $       437,594
Accounts and note receivable, net                                23,707,792                     23,209,156
Inventory                                                         6,469,513                     12,644,343
Other                                                               451,882                        275,307
                                                                 ----------                     ----------
   Total current assets                                          32,252,465                     36,566,400
                                                                 ----------                     ----------
Property, plant and equipment, net                                3,440,972                      1,201,549
Other assets                                                        315,476                        336,087
                                                                 ----------                     ----------
   Total assets                                                $ 36,008,913                  $  38,104,036
                                                                 ==========                     ==========

                 LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                                       $ 12,721,731                   $ 10,614,838
Accounts payable and accrued liabilities                         11,175,078                     15,052,319
Income taxes payable                                                    ---                        499,214
Other current liabilities                                            34,972                         43,613
                                                                 ----------                     ----------
   Total current liabilities                                     23,931,781                     26,209,984
Long-term liabilities                                                42,780                         66,416
                                                                 ----------                     ----------
   Total liabilities                                             23,974,561                     26,276,400
                                                                 ==========                     ==========
Stockholders' Equity:
         Preferred stock, no par value                                    -                              -
         Common stock, $.01 par value                                50,432                         50,172
         Additional paid-in capital                               5,629,692                      5,610,452
         Unrealized loss on available-for-
            sale securities                                         (83,216)                       (60,716)
         Retained earnings                                        6,579,614                      6,369,898
         Less: Treasury stock (at cost)                            (142,170)                      (142,170)
                                                                 ----------                     ----------
   Total stockholders' equity                                    12,034,352                     11,827,636
                                                                 ----------                     ----------
   Total liabilities and
      stockholders' equity                                    $  36,008,913                  $  38,104,036
                                                                 ==========                     ==========



The accompanying notes are an integral part of these statements.


                                      (2)

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended June 30,
                                                                        --------------------------
                                                                          1998              1997
                                                                          ----              ----

Cash Flows From Operating Activities
  Net Income                                                       $     209,716       $  1,552,662
  Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization                                  208,200            123,107
          Gain on disposition of fixed assets                              - 0 -             (2,570)
          Changes in assets and liabilities
              Accounts and note receivable                              (498,636)         1,458,109
              Inventory                                                6,174,830          1,148,170
              Other assets                                              (178,464)           (88,901)
              Accounts payable and accrued liabilities                (3,877,241)           516,505
              Income taxes payable                                      (499,214)          (928,252)
                                                                      ----------          ---------
                 Net Cash Provided by Operating Activities             1,539,191          3,778,830
                                                                      ----------          ---------

Cash Flows From Investing Activities
   Purchase of fixed assets                                          (2,447,623)           (298,871)
   Proceeds from disposition of fixed assets                             -0-                  7,300
                                                                     -----------          ----------
        Net Cash Used in Investing Activities                        (2,447,623)           (291,571)
                                                                     -----------          ----------

Cash Flows From Financing Activities
   Net proceeds from (payments under) supplier credit facility         2,106,893         (8,777,120)
   Net proceeds from initial public offering of common stock                 -0-          4,892,136
   Net proceeds from the exercise of stock options                        19,500                -0-
   Payments of long-term liabilities                                     (32,277)           (24,517)
                                                                      ----------          ----------
        Net Cash Provided by (Used by) Financing Activities            2,094,116         (3,909,501)
                                                                      ----------          ----------
        Net Increase (Decrease) in Cash and Cash Equivalents           1,185,684           (422,242)

Cash and Cash Equivalents at Beginning of Period                         437,594          1,180,680
                                                                      ----------          ----------

Cash and Cash Equivalents at End of Period                         $   1,623,278    $       758,438
                                                                      ==========          ==========

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
        Income taxes                                               $     809,910    $     2,060,279
        Interest                                                         701,324            778,702

Supplemental Schedules of Non-cash Investing and
   Financing Activities
   Acquisition of equipment:
        Cost of Equipment                                          $      -0-        $       79,245
           Less: Equipment financed                                       -0-               (79,245)
                                                                      ----------          ----------
                Cash Paid for Capital Expenditures                 $      -0-        $       - 0 -
                                                                      ==========          ==========


                                      (3)

                       SYSCOMM INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1998, or any future interim period.

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

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Results of Operations:

     Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

     Net income for the three months ended June 30, 1998 was $89,088 compared to $502,347 for the same period last year. Basic earnings per share was $.02 for the three months ended June 30, 1998 compared to $.15 for the same period last year. Basic earnings per share was calculated using 4,562,969 common shares outstanding for the three months ended June 30, 1998 versus 3,362,848 common shares for the same period last year.

     Revenues

     Sales for the three months ended June 30, 1998 were $26,416,609 compared to $24,718,664 for the same period last year an increase of $1,697,945 or 6.9%. All of the sales increase relates to improved results in the Company's new locations in Connecticut and Buffalo, New York which began operations in January 1997 and October 1997, respectively.

                                      (4)

     Gross Profit

     Gross Profit as a percentage of sales decreased to 9.5% for the three months ended June 30, 1998 compared to 10.6% for the same period last year. The reduction in gross profit percentage was due primarily to tighter competition and lower selling prices especially in the personal computer segment of the market. Additionally, the Company had some large sales during the three months ended June 30, 1998 which produced relatively low margins. As pricing pressures in the computer market remain intense, the Company is becoming more selective in participating in programs that cannot meet profitability requirements. It is anticipated that this will help to increase gross profit margins.

     Selling & Administrative Expenses

     Selling and Administrative expenses increased by $522,697 or 34% to $2,067,453 from $1,544,756 for the same period last year. The increase in expense relates to the costs associated with the openings and growth in the Connecticut; New Jersey; and Buffalo, New York offices including payroll and payroll related expenses. The Company is currently reviewing all operating expenses with the intention of lowering costs.

     Interest Expense

     Interest expense for the three months ended June 30, 1998 increased $18,898 or approximately 8% to $245,456 from $226,558 for the same period last year. The increase in interest expense for the three months ended June 30, 1998 is the result of the increase in accounts receivable due to the increased sales volume and the funding of the new facility in Shirley, New York.

     Income from Operations before Income Taxes

     Income from operations before income taxes was $151,688 for the three months ended June 30, 1998 compared to $867,547 for the same period last year. The decrease is attributable to the decrease in gross profit percentage along with the increases in selling and administrative expenses.

     Taxes

     The Company's effective tax rate was 41.3% for the three months ended June 30, 1998 compared to 42.1% for the same period last year.

     Nine Months Ended June 30, 1998 Compared With Nine Months Ended June 30, 1997.

     Net income for the nine months ended June 30, 1998 was $209,716 compared to $1,552,662 for the same period last year. Basic earnings per share was $.05 for the nine months ended June 30, 1998 compared to $.48 for the same period last year. Basic earnings per share was calculated using 4,558,016 common shares outstanding for the nine months ended June 30, 1998 versus 3,234,409 common shares for the same period last year.

     Revenues

     Sales for the nine months ended June 30, 1998 were $76,706,890 compared to $63,877,540 for the same period last year an increase of $12,829,350 or 20%. Approximately $10,400,000 of the sales increases relates to improved results from the Company's new locations in Connecticut and New Jersey, which began operations in January 1997 and Buffalo, New York which began in October 1997.

     Gross Profit

     Gross profit as a percentage of sales decreased to 9.4% for the nine months ended June 30, 1998 as compared to 12.3% for the same period last year. The reduction in gross profit is attributable to a more competitive market and lower selling prices especially in the personal computer market. In addition, the Company did not attain all its vendors quotas which substantially reduced the amount of vendor rebates and soft dollars available. During the nine months ended June 30, 1998, the Company had some large sales with relatively low margins. The Company is currently becoming more selective and is re-evaluating its position regarding low margin sales.

                                      (5)

     Selling & Administrative Expenses

     Selling and administrative expenses increased by $1,594,753 or 35% to $6,096,657 from $4,501,904 for the same period last year. This increase in expenses is attributable to the expenses related to the costs associated with the growth in the Connecticut; New Jersey; and Buffalo, New York locations as well as payroll and payroll related expenses including increased commissions due on the increased sales volume.


     Interest Expense

     Interest expense for the nine months ended June 30, 1998 decreased $77,378 or 10% to $701,324 from $778,702 for the same period last year. The Company used a majority of the proceeds from the Company's 1997 public offering to reduce debt, but the increase in Accounts Receivable due to the increased sales volume and the funding of the new facility increased the amount of debt outstanding from the same period last year.

     Income from Operations before Income Taxes

     Income from operations before income taxes was $360,316 for the nine months ended June 30, 1998 compared to $2,684,662 for the same period last year. The increase relates directly to the decrease in gross profit percentage along with the increases in selling and administrative expenses.

     Taxes

     The Company's effective tax rate is 41.8% for the nine months ended June 30 1998 compared to 42.2% for the same period last year.

     Liquidity and Capital Resources

     The Company's current ratio at June 30, 1998 and 1997 was 1.35 and 1.50, respectively. Working capital at June 30, 1998 was $8,320,684 a decrease of $1,189,852 from the same period last year. This decrease in working capital is the result of the Company's funding of its new facility in Shirley. The Company secured a mortgage on this facility in July 1998 for $1,650,000.

                                      (6)

     Cash provided by operating activities was $1,539,191 and $3,778,830, respectively, for the nine months ended June 30, 1998 and 1997 due to reductions in inventory during 1998 and both inventory and receivables in 1997. Cash used in investing activities was $2,447,632 and $291,571 for the nine months ended June 30, 1998, respectively, and was used to finance the building and furnishings of the new facility in 1998 and computer equipment, leasehold improvements and furniture and fixtures in 1997. Cash provided by financing activities during the nine months ended June 30, 1998 was $2,094,116 and included net proceeds received from the Supplier Credit Facility. Cash used by financing activities during the nine months ended June 30, 1997 was $3,909,501, and included net payments made under the Supplier Credit Facility.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of June 30, 1998, interest on outstanding borrowings was prime or prime plus 6.5% should the Company fail to meet certain collateral requirements. Throughout fiscal 1997 and the first nine months of fiscal 1998, the Company has been in a positive collateral position with IBM Credit.

     The Company believes that its present line of credit with IBM Credit Corporation coupled with its current earnings capacity and the proceeds of the recent mortgage on its new facility and the proceeds of its initial public offering will be sufficient to meet its capital and operational requirements for at least the next twelve months.

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

                                      (7)

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

     None

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

     (b) Reports on Form 8-K

     None

-----------------------------------------------------------------------        *

Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 333-25593


                                      (8)

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


                                      (9)