Form 10-K
period 1998-09-30
SYSCOMM INTERNATIONAL CORP
filed 1998-12-29
CIK 1037417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1998

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

                   20 Precision Drive, Shirley, New York 11967
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (516) 205-9000

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

     The aggregate market value of the 2,001,435 shares of Common Stock held by non-affiliates of the Company as of December 21, 1998 is $2,940,108.02.

         The number of shares outstanding of each of the registrant's classes of common equity as of December 21, 1998 is as follows:


Class of Common Equity                                 Number of Shares
----------------------                                 ----------------
    Common Stock                                           4,757,705
   par value $.01


     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before December 30, 1998.

                                     PART I

     Item 1. BUSINESS

     General

     SysComm International Corporation ("SysComm" or the "Company"), through its wholly owned subsidiary, Information Technology Services, Inc. ("InfoTech"), is a leading systems integrator and reseller of computer hardware, operating software and networking applications to Fortune 1000 companies. The Company provides its customers with cost efficient, comprehensive solutions that satisfy their information technology requirements. Since 1985, the Company's primary focus has been on the sale, integration and servicing of International Business Machine Corporation ("IBM") products including personal computers, mid-range systems based on the IBM RS/6000, servers, the IBM AS/400 and the System/390 mainframe. In addition, the Company integrates, resells and services products from manufacturers such as Sun Microsystems, Hewlett Packard, Compaq, Microsoft, Bay Networks and Novell.

     In March 1997, the Company commenced the assembly and sale of IBM PCs through IBM's Authorized Assembler Program ("AAP") providing the Company with greater flexibility in meeting its customers' needs. However, due to expected changes in IBM's policies, the Company has chosen not to invest any further resources in the AAP program and will discontinue its participation effective April 1, 1999.

     A significant percentage of the Company's revenues are derived from sales to customers in the financial and investment communities. However, the Company's customer base also includes retailers, manufacturers, health care providers, distributors, colleges, universities and state and local government agencies. The Company's customers include:

Astra Pharmaceutical                   Liberty Mutual                             Spear, Leeds & Kellogg
Baystate Medical Center                Mass. Financial Services                   Sungard
Brown Brothers Harriman                Memorial Sloan - Kettering Hospital        The City of New York
Citibank                               Mount Sinai Medical Center                 The City University of New York
CPC International                      Northeastern University                    The Hartford
Deutsche Bank                          Pfizer                                     The Pershing Division of Donaldson
                                                                                  Lufkin & Jenrette
Fidelity Investments                   PHCS                                       The Stop & Shop Companies
Gillette                               Philip Morris                              Unisys Corporation
Harvard University                     Prudential Insurance Company               United Healthcare
IBM                                    Reuters America                            Witco Corporation
Corporation
Lawrence Public Schools                Sony

     The Company intends to pursue new business by focusing on the sale and integration of high-end systems in the financial, commercial, governmental, healthcare and educational areas. To this end, the Company has the following growth strategies: (i) targeting markets, (ii) offering a complete line of IBM products, (iii) expanding its role as an IBM Premier Business Partner, (iv) focus on high growth, higher margin mid-range products and services while expanding product lines to include other manufacturer's products, (v) expanding into other geographic regions through selected acquisitions and strategic alliances, and (vi) targeting the client-server architecture and the business intelligence markets.

     The Company currently has six (6) operating locations. From its Shirley, New York headquarters it operates a distribution center, a computer configuration, integration and PC assembly facility. The Company conducts its sales operations from offices located in Shirley, New York City, and Buffalo, New York; Waltham, Massachusetts; Marlton, New Jersey; and Fairfield, Connecticut. In addition, technical support services are conducted out of all of the Company's sales offices.

     Strategy

     The Company strives to offer its customers high quality computer and networking system hardware, related operating system software and network design, system implementation and support services in a timely, cost-effective and value-added manner. The Company believes that the following factors are significant elements to the successful implementation of this strategy:

     Targeting Markets

     The Company has a ten (10) year track record as a market leader in the installation and integration of high-level information systems to the banking and financial services communities. In addition, the Company focuses on other selected, major markets, including retailers, manufacturers and distributors, institutions of higher learning, health care and pharmaceutical companies, and state and local government agencies. The Company's in-depth understanding of its customers current and future needs combined with its experience and in-depth market focus enable it to offer an optimum range of products and services that meet each customer's requirements.

     Offering a Complete Line of IBM Products

     The Company has chosen to represent primarily IBM products because it believes that IBM is the world's premier designer and manufacturer of computer equipment, software and networking products. The wide range of products and services offered by the Company, include personal computers (desktop workstations, file servers and notebook computers), mid-range computers (RS/6000 and AS/400 systems), IBM S/390 mainframe, networking products (network hubs, routers, bridges and switches) and IBM software products, including Lotus Domino, ADSM, HACMP and DB 2. The Company believes that its current mix of products meets the needs of its customers and brings the Company to its goal of becoming a total solution integrator.

     Expanding the Company's Role as an IBM Premier Business Partner

     The Company's designation as an IBM Premier Business Partner provides it with important competitive advantages. In 1996, 1997 and 1998, the Company was among a small number of value-added resellers selected by IBM as a Premier Business Partner. This designation by IBM was in recognition of the Company's long-standing relationship with IBM, combined with its overall value, performance and contribution in value to its customers. The Company believes that the principal advantage to being a Premier Business Partner is the potential referral of business by IBM.

     High-Growth Products and Services/Expanding Product Lines

     Mid-range products are defined as computer servers based upon RISC, SPARC or Intel processors utilizing Unix (Aix or Solaris), proprietary (OS/400) or Microsoft NT operating systems. Servers are highly scaleable computer systems designed to process information, manage data, or act as computer network control systems. Infotech sells servers from IBM, Sun Microsystems, Compaq and Hewlett Packard.

     High end products are defined as mainframe  computer  systems (IBM's System
390) and information storage and archival devices such as IBM's RAMAC, SSA, VTS and VSS products.

     Expanding Into Other Geographic Regions Through Acquisition and Strategic Alliance

     The Company believes that the expansion of its business into growing markets and varied geographic regions, including the possibility of acquisitions of qualified systems integrators and resellers, will allow it to service existing customers in these new locations, expand its customer base, expand its product and service offerings, and obtain more competitive pricing as a result of increased purchasing volumes of particular products. The Company intends to continue focusing its expansion efforts on value-added resellers that complement its existing operations.

     Targeting the Client-Server Architecture and the Business Intelligence Markets

     Client-Server refers to the migration of software applications and data from a centralized mainframe or legacy environment to a system of distributed servers with data access via local and wide area networks.

     Business intelligence refers to the analysis of vast quantities of information within a corporate enterprise to make business decisions such as investments, product development and marketing programs.

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

     The Company believes that these two information system models - legacy systems and client/server systems - will continue to coexist, each with advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based upon factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems, the explosive growth of the Internet (and related World Wide Web) and stand-alone intranets, the convergence of computer and telecommunications technologies and the universal recognition of information systems as the medium for commerce, finance, education and administration. Mid-range and mainframe computer systems remain important in this changing environment, and the Company intends to exploit opportunities in both segments of the high end computer system markets. At the same time, manufacturers such as IBM and Sun Microsystems are increasing their reliance upon companies such as SysComm to work with mid- and large-sized businesses and organizations to provide single-source responsibility for the design, procurement, installation and implementation of such systems.

     Principal Markets and Customers

     Since 1994, the Company has sold and delivered computer systems, network products, software, maintenance and system support services to more than 800 customers throughout the United States and in more than 20 countries worldwide. Based on its installed customer base, the Company believes it is a leading IBM supplier/systems integrator of mid-range and computer/network systems in the northeastern United States. In fiscal year 1996, revenues from sales to Deutsche Bank and Citibank accounted for 19% and 16%, respectively, of the Company's total revenues: No one customer accounted for more than 6% of the Company's total revenues in fiscal year 1997. In fiscal year 1998, the Company's top customer accounted for approximately 6.8% of total revenues. In fiscal year 1998, the Company's top five customers (three of which were new) accounted for 21% of total revenues.

     Dependence on Major Customers; Risk of Industry Concentration

     For the last three (3) fiscal years, 1996, 1997, and 1998, a significant portion (50%, 28%, and 21% respectively) of the Company's revenues were derived from sales to five principal customers, which customers vary annually, and encompass markets wherein the demands of any one customer may vary greatly. In addition, the Company does not have any exclusive long-term arrangements with its customers for the continued sales of computer systems. In fiscal year 1996 sales to Deutsche Bank and Citibank accounted for 19% and 16%, respectively, of the Company's total revenues. No customer accounted for more than 6% of the Company's total revenues for fiscal 1997. In fiscal year 1998, the Company's top customer accounted for approximately 6.8% of total revenues. Although the number of customers who purchase at least $250,000 of computer systems from the Company has increased from 29 in fiscal year 1995 to 87 in fiscal year 1998, the failure to acquire a significant or principal customer could have a material adverse effect on the Company's operations.

     In the fiscal year ended September 30, 1998, approximately 24% of the Company's sales of computer systems were to customers in the banking, financial and securities industry based in the Northeastern United States. Although the Company continues to broaden its market focus to include sales to other markets, such as educational institutions, government agencies, healthcare and insurance companies, the Company expects that it will continue to derive a substantial percentage of its sales of computer systems from such banking, financial and securities businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such company's information processing system requirements, would have a material adverse affect on the Company's results of operations.

     Products Lines

     The Company has access to a full range of computer product lines, networking and interconnectivity systems and operating software, from IBM, Hewlett Packard, Sun Microsystems and Compaq, as well as other selected manufacturers. However, the Company has concentrated its efforts in developing strong relationships with IBM because it believes that IBM offers the most comprehensive and well established product line in the industry. The Company has had a long term relationship with IBM whereby it has the opportunity to configure, sell and service IBM's full line of PCs, mid-range information and mainframe processing systems. The Company believes its strong marketing and technical skills enabled it to become North America's largest reseller of IBM's RS/6000 product line in 1996 and 1997, and the Company believes it will continue to have a close business relationship with IBM. The Company's principal sales are derived from the following: (i) IBM PC systems; (ii) IBM RS/6000 systems;
(iii) IBM S/390 Mainframe; (iv) IBM AS/400 systems; and (v) communication and networking systems.

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

     In 1996 and 1997, IBM recognized the Company (ranked by dollar value of systems sold) as its largest "Solution Provider" for RS/6000 systems in North America. For the year ending December 31, 1996 the Company's sales of the RS/6000 was approximately $59 million, or 59%, of the Company's annual sales. For fiscal 1997 and 1998, the Company's sales of the RS/6000 were approximately $40 million and $46 million, or 45% and 47% respectively. The Company considers RS/6000 systems to be an integral product for future increases in the Company's sales volume.

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

     Other. The Company is authorized to sell other manufacturers' personal computer systems, networking, printers and software products including: Bay
Networks, Compaq, Lexmark, Hewlett Packard, Microsoft, Novell, and Sun Microsystems. Certain of the Company's agreements with such suppliers provide for minimum annual purchase requirements. Although the Company, to date, has complied with these agreements, there is no assurance that the Company will continue to meet such minimum purchase requirements or other terms of such agreements. To the extent that it does not comply with such terms, the Company may lose its status as an authorized reseller for such suppliers. For fiscal year 1998, the Company's sales of non-IBM products accounted for approximately $13 million, or 15%, of total revenue.

     Dependence on IBM as a Supplier

     For the fiscal years ended September 30, 1997 and 1998, in excess of 84% of the Company's revenues resulted from the sale of personal computers, mid-range computer systems, networking systems and operating software manufactured by International Business Machines Corporation ("IBM"). Although the Company has had a long standing reseller relationship with IBM, IBM may terminate this relationship with the Company at will and upon relatively short notice. The Company's reseller arrangements with IBM are not exclusive. Moreover, IBM is not obligated to have product on hand for timely delivery to the Company, nor can IBM guarantee product availability in sufficient quantities to meet the Company's demands.

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

     The Company has not satisfied the volume requirements under the AAP and does not expect future purchases to do so. The Company will terminate its involvement in the AAP in April 1999 and does not expect such termination to have a material adverse effect on the Company's business and operations. The Company currently purchases many components from third-party distributors such as Pinacor and Ingram Micro on terms more favorable than the Company was receiving from IBM direct.

     Risk of Losing Price Protection

     Prior to January 1, 1997, resellers who purchased directly from IBM were fully protected against any reduction in prices by IBM. If, for example, the Company purchased products from IBM, but subsequently IBM lowered its sales price, then the Company would receive a credit in the amount of the difference between the current sales price and the actual purchase price. Effective November 1, 1997, resellers will only receive price reduction credits on new products based on the previous 15 days of IBM's net shipments to the Company from the date the product is shipped from IBM. In addition, as an inducement to the Company to accept these new terms, IBM will rebate to the Company an amount equal to 2.5% of its net purchases. If the Company is unable to sell its inventory within those 15 days and IBM lowers the sales price on these items, the Company would be unable to recoup the difference on the lowered price which could have a material adverse effect on the Company's business, financial condition or results of operation, as was reflected by the Company's write-down of inventory at the end of fiscal 1998.

     Periodic IBM Product Shortages

     From time to time, including during the fiscal year ended September 30, 1998, IBM and the Company's other vendors were unable to deliver products in a timely fashion to meet the Company's outstanding orders, which has negatively affected the Company's results of operations. Specifically, during the quarter ended September 30, 1997, delays by IBM in shipment of products resulted in a backlog of approximately $2,400,000 of sales by the Company. There can be no assurance that IBM (and other manufacturers with whom the Company deals with) will consistently provide an adequate supply of products in order for the Company to fulfill all of its customers' orders in a timely manner. The failure to obtain adequate product supplies would have a material adverse effect on the Company's results of operations or financial condition.

     Financing Agreement

     The Company's business activities are capital intensive, requiring the Company to finance accounts receivable and inventory. The failure to obtain adequate product financing on a timely basis could have a material adverse affect on the Company's business, results of operations and financial condition. Pursuant to the Company's financing agreement ("Financing Agreement") with IBM Credit Corporation ("IBM Credit"), the Company is permitted to borrow up to $27,500,000, based upon 85% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. As of September 30, 1998, borrowings outstanding under the Financing Agreement were $3,020,234. Pursuant to the Financing Agreement, the Company's credit availability is reduced by the aggregate amount of accounts payable owed to IBM Credit which, as of September 30, 1998, was $9,855,736. The Financing Agreement is subject to temporary increases, thereby increasing the line of credit to $41,250,000 during certain periods. The Company is also required to comply with certain financial covenants.

     The amount of credit available to the Company pursuant to the Financing Agreement at any point in time may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, inventory obsolescence, economic trends in the computer industry and interest rate fluctuations. Any decrease or material limitation on the amount of capital available to the Company under the Financing Agreement would limit the ability of the Company to fill existing sales orders, purchase inventory or expand its sales levels and, therefore, would have a material adverse effect on the Company's financial conditions and results of operations. The Company has had a credit facility with IBM Credit since 1992 and although the Financing Agreement expires on September 24, 1999, the Company believes that its credit facility with IBM will be renewed on its expiration. However, there can be no assurance that the credit facility will be renewed, or that if renewed, the financing to the Company under this renewal will be available in amounts at comparable or better terms than those in effect. The inability of the Company to have continuous access to such financing at reasonable costs would materially and adversely impact the Company's financial condition and results of operations.

     Dependence on Volume Discount Schedules and Market Development Funds

     As part of its overall reseller arrangements with various vendors, the Company receives volume discounts and market development funds on products purchased. These discounts and funds are used to offset a portion of the Company's cost of products sold, thereby affecting income from operations and the Company's expenses relating to marketing and technical support resources for these vendors' products. Any adverse change in the volume discount schedule available to the Company, or changes in the availability, structure or timing of the receipt of development funds, would materially adversely affect the Company's business, results of operations and financial condition.

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

     The Company currently has sales offices in six locations: New York City, Shirley, and Buffalo, New York; Waltham, Massachusetts; Marlton, New Jersey; and Fairfield, Connecticut. Currently, the Company employs approximately 36 field sales representatives and system engineers. The sales efforts are led by the Company's senior executives, John H. Spielberger and Thomas Baehr, who have more than 50 years of combined experience in sales of high-level computer systems. The Company believes that due to the complex nature of the computer products it sells and supports, maximum marketing effectiveness can only be achieved by sales specialization. Each sales representative is trained in one specific product line and representatives of one product line can call upon specialized sales and systems engineering personnel from another product line.

     The Company pursues new business opportunities by referrals from manufacturers, referrals from existing customers, direct solicitation by telephone or mail of pre-qualified customers, and participation in industry trade shows.

     The Company has developed and maintained automated sales tools intended to improve sales productivity, quality and reliability and increased customer satisfaction. These systems include on-line systems configuration and pricing, real time order entry, order confirmation and electronic mail for customers through privately leased telephone lines and through the Internet.

     Customer Support and Service

     The Company believes that its ability to provide effective total solutions to meet the needs of its customers is enhanced by its internal management information system, which combines accounting, purchasing, inventory control, sales order processing and work order management. The Company provides a large array of services to its customers, including warranty repair on all IBM personal computer products; toll-free telephone number for sales and product information and order placement; toll-free telephone number for customer service on all products sold, including technical assistance and repair warranty; E-mail network access for customers to receive real time price quotations, place orders and check order status; on-site system engineers to provide technical assistance for installations and upgrades; partnership with IBM to provide customized services such as helpdesk, consulting, extended warranty, extended maintenance coverage; and IBM Credit Corporation financing options on all products sold.

     Competition

     The markets in which the Company operates are characterized by intense competition from several types of network integrators and technical service providers, including mainframe and mid-range computer manufacturers and outsourcers, including, among others, Sun Microsystems, Electronic Data Systems Corporation, Hewlett-Packard Company, Anderson Consulting, IBM Global Services and UNISYS. Other competitors which purchase directly from IBM, like the Company, include value added resellers, systems integrators and third-party service companies, including CompuCom Systems, Inc., Entex Information Services, InaCom Corp., MicroAge, Inc., EnPoint Technologies and GE ITS. While the Company receives sales and marketing assistance from IBM, including introductions and referrals to potential customers, the Company, from time to time, faces direct competition from IBM with respect to large contracts. The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than the Company. No assurance can be given that the Company will be able to compete successfully against current and future competitors.

     The Company's ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services and other support capabilities. While there can be no assurance that the Company will be able to continue to compete successfully with existing or new competition, the Company believes that it currently competes favorably due to its focus and expertise of network integration.

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


     Rapid Technological Change

     The industry in which the Company competes is characterized by rapid technological change and frequent introduction of new products and product enhancements which result in relatively short product life cycles and rapid product obsolescence. The expectation, or announcement of new or enhanced products often causes customers to delay their purchasing decisions until such new or enhanced products are announced and available. Furthermore, the Company's success depends in large part on IBM's ability and the ability of other manufacturers to identify and develop products that meet the changing requirements of the marketplace. In the event that IBM or such other manufacturers are unable to do so, the Company's continued success will depend upon its ability to identify and source substitute products from other vendors. There can be no assurance that the Company will be able to identify and offer such products necessary to remain competitive or avoid losses related to obsolete inventory and drastic price reductions.

     Management of Growth

     The Company's ability to manage growth effectively will require it to continue to implement and improve its operational, technical, financial, and sales systems, to develop the skills of its managers and supervisors, and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be successful in managing growth. The failure to do so would materially adversely affect the Company's financial position and results of operations. The Company has recently opened sales offices in Connecticut and New Jersey. In May 1998, the Company commenced operations at its 40,000 square foot facility in Shirley, New York. The cost to construct this facility and to supply furniture, fixtures and equipment for this facility was approximately $2.325 million, exclusive of land. There can be no assurance that the Company will be able to further expand its operations successfully either internally or through acquisition. Expansion of the Company's operations will be dependent upon, among other things, the continued growth of the computer industry, the Company's ability to withstand intense price competition, its ability to obtain new customers, and retain skilled technicians, engineers, sales and other personnel. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that additional financings will be available to the Company on commercially reasonable terms, if at all.

     Dependence on Key Personnel

     The Company's success during the foreseeable future will depend largely upon the continued services of its founder and Chief Executive Officer, John H. Spielberger, and the executive team of Dennis R. Wilson, Thomas J. Baehr and Norman Gaffney, who joined the Company in 1995, 1994 and 1994, respectively. Each of the executive officers entered into employment agreements in June 1997 that expire on September 30, 1999. The loss of any of the services of the Company's key personnel could have a material adverse affect on the Company's business, ongoing results and financial condition. These employment agreements contain confidentiality, non-compete, and non-solicitation provisions. In addition, the Company has attempted to mitigate the risks associated with its dependence on John H. Spielberger and Thomas Baehr by obtaining $1,000,000 key person life insurance policies on each of such individuals. The Company's success also depends in part on its ability to attract and retain qualified managerial, technical, sales and marketing personnel. The Company's results of operations could be adversely affected if the Company were unable to attract, hire, assimilate, and train these personnel in a timely manner.

     Control by Principal Stockholder

     As of September 30, 1998, John H. Spielberger, Chairman of the Board, President and Chief Executive Officer of the Company, beneficially owned approximately 53% of the Company's outstanding Common Stock. As a result of his stock ownership, Mr. Spielberger has effective control of the Company and the power to control the outcome of matters submitted to a vote of the Company's stockholders, such as the election of at least a majority of the members of the Company's Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

     Anti-Takeover Provisions

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation ("Certificate of Incorporation"), Amended and Restated By-laws ("By-Laws") and Delaware law may be deemed to have an anti-takeover effect. The Company's Certificate of Incorporation provides that the Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. Moreover, the Company's Certificate of Incorporation and By-Laws provide that its Board of Directors is divided into three classes serving staggered three year terms, resulting in approximately one-third of the directors being elected each year and also contain certain other provisions relating to voting and the removal of the officers and directors. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of the Company or a change in control of the Company

     Significant Fluctuations to Quarterly Results

     The Company's quarterly operating results have fluctuated in the past and will continue to do so in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of the Company's delivery of significant orders, the ability of manufacturers to deliver, in a timely fashion, products for which the Company has received orders, the length of the sales cycle, receipt of volume discounts, the demand for products and services offered by the Company, the introduction or announcements by IBM and other manufacturers relating to new products, the hiring and training of additional personnel, as well as general business conditions.

     Historically, the size and timing of the Company's sales transactions have varied substantially from quarter to quarter and the Company expects such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. The fluctuations may be caused by delays in shipping certain computer systems for which the Company received orders that it expected to deliver during that quarter. In addition, the Company's collection periods have fluctuated due to periodic unavailability of product, which resulted in the Company not receiving payment from certain customers until their entire orders were shipped. Accordingly, it is likely that in one or more future fiscal quarters, the Company's operating results may be below the expectations of public market analysts and investors. As a result, the market price of the Company's Common Stock would be materially adversely affected.

     Potential Volatility of Stock Price

     The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including, but not limited to, fluctuations or uncertainties in the Company's quarterly operating results (including losses), delays with respect to the Company's suppliers and vendors, announcements of technological innovations of new products by IBM or other suppliers or vendors, conditions in the markets in which the Company and its competitors compete, changes by financial analysts in their estimates of the earnings of the Company, the trading volume of the Company's common stock and the economy in general. From time to time, the stock market experiences significant price and volume volatility which may affect the market price of the Company's Common Stock for reasons unrelated to the performance of the Company. In addition, because the Company is somewhat dependent upon and associated with IBM, the Company's stock price may be adversely affected based on the performance of IBM's operations.

     Employees

     As of September 30, 1998, the Company had 70 full-time employees. The Company has no collective bargaining agreements and believes its relations with its employees are good.

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

     Item 2. Properties

     In May 1998, the Company's new 40,000 square foot assembly, warehouse and headquarters facility located in Shirley, New York became operational. The total cost to construct and equip this facility was approximately $2.325 million, exclusive of land.

     The Company leases 11,200 square feet of executive office and warehouse space in Hauppauge, New York pursuant to a five year contract which expires on January 31, 1999. The lease provides for payments totaling $288,580 over the course of the lease. The Company does not expect to renew this lease.

     The Company leases 5,027 square feet of general office space in New York City pursuant to a five year lease at an annual rental of $130,704. This lease expires on February 28, 2002.

     The Company leases 5,350 square feet of general office space in Waltham, Massachusetts pursuant to a five year lease which expires on October 31, 1999. The lease provides payments in the amount of $70,085 annually for the period from December 1, 1994 through September 30, 1997 and $76,772 annually for the period from October 1, 1997 through October 31, 1999.

     The Company leases 300 square feet of general office space in Marlton, New Jersey for $13,860 per year, expiring on January 31, 1999. The Company expects to renew this lease.

     The Company leases 795 square feet of general office space in Fairfield, Connecticut for $17,180 per year. The lease expires on November 30, 2002.

     Item 3. Legal Proceedings

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the Nasdaq Stock Market under the symbol SYCM. The following table sets forth for each period indicated the high and low sales prices for the Common Stock for the period June 17, 1997, the date of the Company's initial public offering, through September 30, 1998, as reported by Nasdaq:

    Fiscal 1997                                     Sales Prices
    -----------                                     ------------

                                              High                  Low
                                              ----                  ---
Quarter Ended June 30, 1997                   5 1/2                 5 1/4
Quarter Ended September 30, 1997              6 5/8                 5


    Fiscal 1998
    -----------

Quarter Ended December 31, 1997               6 1/4                 5
Quarter Ended March 31, 1998                  5 1/4                 4 1/4
Quarter Ended June 30, 1998                   4 19/32               1 3/4
Quarter Ended September 30, 1998              3                     1 1/8

     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     On or about September 16, 1998, the Company received notification from Nasdaq that because the aggregate market value of its public float had fallen below the $5,000,000 threshold set forth in Marketplace Rule 4450(A)(2) for a period of ten (10) consecutive trade days, its stock could be subject to delisting from the Nasdaq National Market. The Company has scheduled a hearing before Nasdaq officials in early 1999 to explain why its stock should continue to be listed on the Nasdaq National Market. While the Company believes that it will satisfy all applicable Nasdaq requirements, there can be no assurance that it will succeed in doing so and that its stock will continue to be listed on the Nasdaq National Market.

     (b) The number of recordholders of the Common Stock as of December 4, 1998 is approximately 40. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

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

     Item 6. Selected Financial Data

     The following financial statement data as of and for the fiscal years ended September 30, 1996, 1997 and 1998 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The financial statement data as of and for the fiscal years ended September 30, 1994 and 1995 are derived from audited consolidated financial statements not included herein.

                                                                             Year Ended September 30
                                                                             -----------------------

Consolidated Statement of Operations
Data                                          1994                1995             1996             1997            1998
                                              ----                ----             ----             ----            ----

Net sales...........................   $ 45,459,575 (1)      $55,195,507      $98,446,698      $89,725,938      $98,932,636
Cost of sales.......................     40,796,425           49,441,544       89,025,331       78,049,310       89,047,731
                                       ------------          -----------      -----------      -----------     ------------
Gross profit........................      4,663,150            5,753,963        9,421,367       11,676,628        7,939,923
Inventory write-down                             --                   --               --               --          657,491
                                       ------------          -----------      -----------      -----------     ------------
Selling and administrative expenses.      3,406,316            4,079,184        5,028,812        6,534,552        8,193,905
                                       ------------         ------------      -----------      -----------     ------------
Income from operations..............      1,256,834            1,674,779        4,392,555        5,142,076          403,509
Interest expense (net)..............       (713,778)          (1,207,316)      (1,390,867)        (979,185)        (881,781)
Other income........................         39,630               37,126           63,151            2,570          (35,000)

Realized loss on available-for-sale
securities..........................             --                   --       (1,406,250)              --         (206,250)
                                       ------------         ------------      -----------      -----------     ------------
Income from continuing operations
before income taxes.................        582,686              504,589        1,658,589        4,165,461         (719,522)
Provision for income taxes..........        242,889              223,769          735,886        1,761,855         (272,160)
                                       ------------         ------------      -----------      -----------     ------------
Income from continuing operations...
                                            339,797              280,820          922,703        2,403,606         (447,362)
Discontinued operations.............      1,485,698                   --               --               --               --
Cumulative effect of a change in
accounting principle................             --                   --               --               --               --
                                       ------------         ------------      -----------      -----------     ------------

Net income..........................   $  1,825,495         $    280,820      $   922,703      $ 2,403,606     $   (447,362)
                                       ============         ============      ===========      ===========     ============

Per Share Data:
Income from continuing operations...
                                       $        .10         $        .08      $       .25      $       .61     $       (.10)
Income from discontinued
operations..........................            .43                   --               --               --               --

Income from accounting changes......             --                   --               --               --               --

Weighted average number of shares
outstanding.........................      3,448,900            3,614,040        3,677,290        3,931,846        4,613,750





                                               1994               1995               1996             1997              1998
                                               ----               ----               ----             ----              ----
Consolidated Balance Sheet Data:

Working capital.....................    $  1,171,764        $  1,769,589       $  3,342,545      $  10,356,416     $   9,314,237

Total assets..........................    18,867,758          18,471,659         32,102,557         38,104,036     $  27,857,265

Short term debt.......................     6,469,072          10,797,111         12,510,017         10,658,451     $   3,114,998

Long term debt........................            --                  --             67,291             66,416     $   1,611,355

Stockholders' equity..................     2,412,564           2,355,884          3,998,587         11,827,636     $  11,551,919


     (1) Includes sales of the Company's former subsidiary, Romel Technology, Inc. (d/b/a MSG) of $4,127,768, which was sold in November 1993. The profit/loss from this subsidiary during these periods were de minimis. After adjusting for these sales figures, the Company's revenues were $41,331,807.

     Item 7. Management's Discussion and Analysis

     Results of Operations

     Overview

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

                                                                                                    Year Ended September 30

                                                                                                 --------------------------
                                                                                                  1998       1997      1996
                                                                                                 ---------------------------
Net sales......................................................................................  100.0%     100.0%    100.0%
Cost of sales................................................................................    (90.6)     (87.0)    (90.4)
Writedown of inventory..............................................................               (.7)      ---       ---
                                                                                                 ---------------------------
Gross profit.................................................................................      8.7       13.0       9.6
Selling and administrative expenses...........................................                    (8.3)      (7.3)     (5.1)
                                                                                                 ---------------------------
Income from operations..............................................................                .4        5.7       4.5
Interest expense (net)..................................................................           (.9)      (1.1)     (1.4)
Realized loss on available-for-sale securities.............................                        (.2)       ---      (1.4)
                                                                                                 ---------------------------
(Loss) income before income taxes............................................                      (.7)       4.6       1.7
Benefit (provision) for income taxes..........................................                      .3       (1.9)      (.7)
                                                                                                 ---------------------------
Net (loss) income.......................................................................           (.4)       2.7        1.0



     Fiscal Year 1998 Compared to Fiscal Year 1997

     Sales for fiscal year 1998 increased approximately 10% or $8,576,698 to $98,302,636 from $89,725,938 in fiscal year 1997. The entire increase in sales relates to improved results from the Company's locations in Connecticut and Buffalo, New York which began operations in January 1997 and October 1997, respectively.

     Gross Profit as a percentage of sales decreased to 8.7% in fiscal year 1998 from 13.0% in fiscal year 1997. Included in this decrease is the Company's writedown of inventory in the amount of $657,491 during fiscal year 1998.
Excluding this writedown, gross profit percentage would have been 9.4% for fiscal year 1998. The decrease in gross profit percentage was the result of increased competition and lower selling prices, most notably in the personal computer segment of the market. In addition, the Company attempted to increase its sales volume by taking some orders at relatively low margins. As pricing pressures in the computer market remain intense, the Company is becoming more selective in its participation in programs that cannot meet profitability requirements.

     Selling and Administrative expenses increased by $1,659,353 or 25% to $8,193,905 for fiscal year 1998 from $6,534,552 in fiscal year 1997. Approximately $700,000 of the increase relates to costs associated with the commencement and growth of operations in the Company's Connecticut, New Jersey, and Buffalo, New York offices. Professional services and insurance increased by approximately $250,000 for expenses incurred as a result of the transition to a public company. The balance relates to payroll and payroll related expenses incurred as a result of the hiring of systems engineers and additional sales personnel, along with an increase in commissions paid as a result of the increased sales volume.

     Interest expense decreased $97,872 or 9.9% to $888,215 in fiscal year 1998 from $986,087 in fiscal year 1997. This decrease is a result of a reduction in debt due to the decrease in inventory during fiscal year 1998. The full impact of this reduction in inventory on interest expense will be realized during the first quarter of fiscal year 1999. Additionally, the Company uses all available funds to reduce its outstanding loan balance on a daily basis. Net interest expense (interest expense less interest income) for fiscal year 1998 and 1997 was $881,781 and $979,185, respectively.

     Losses from operations before income taxes was $719,522 for fiscal year 1998 compared to income from operations before income taxes of $4,165,461 in fiscal year 1997. This decrease of $4,884,983 is the result of the significant decline in gross profits along with the Company's writedown of inventory and the increase in selling and administrative expenses.

     As a result of the loss, the Company had a tax benefit for fiscal year 1998 of $272,160. The effective tax rate for fiscal year 1998 was (37.83%). This compared to a tax provision of $1,761,855 for fiscal year 1997. The effective tax rate for fiscal year 1997 was 42.3%.

     The Company's net loss for fiscal year 1998 was $447,362 or $.10 per diluted share compared to net income of $2,403,606 or $.61 per diluted share for fiscal year 1997. The decrease is the result of all the factors described above.

     Fiscal Year 1997 Compared to Fiscal Year 1996

     Sales for fiscal year 1997 decreased approximately 9% or $8,720,760 to $89,725,938 from $98,446,698 in fiscal year 1996. The decrease in sales was anticipated in light of the fact that the Company did not have any large SP-2 sales similar to those that it had in fiscal year 1996. Additionally, the Company did not have any single customer who accounted for more than approximately 6% of the Company's total sales.

     Gross profit as a percentage of sales increased to 13.0% in fiscal year 1997 from 9.6% in fiscal year 1996. This increase was primarily attributable to an increase in the Company's service business (which tripled in fiscal year
1997), including the on-site billings of systems engineers as well as income generated from the sale of vendor leases and warranties.

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

     Interest expense decreased 29% or $405,365 to $986,087 in fiscal year 1997 from $1,391,452 in fiscal year 1996. This decrease is primarily attributable to a reduction in debt as a result of the use of proceeds from the Company's recent public offering. The Company also believes that its constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, the Company uses all available funds to reduce its outstanding loan balance on a daily basis. Net interest expense (interest expense less interest income) for fiscal year 1997 and 1996 was $979,185 and $1,390,867, respectively.

     Income from continuing operations before income taxes increased by 151% to $4,165,461 in fiscal year 1997 from $1,658,589 in fiscal year 1996. This increase resulted from a significant increase in the Company's gross profit.

     The Company's effective tax rate was 42.3% in fiscal year 1997 and 44.4% in fiscal year 1996.

     The Company's net income for fiscal year 1997 increased to $2,403,606 from $922,703 in fiscal year 1996 resulting from a combination of all the factors described above.

     Liquidity and Capital Resources

     The Company's current ratios at September 30, 1998 and 1997 were 1.63 and 1.40, respectively. Working capital at September 30, 1998 was $9,314,237, a decrease of $1,042,179 from the prior year.

     Cash provided by operating activities was $9,342,275 in fiscal year 1998 and cash used in operating activities was $3,528,240 in fiscal year 1997. The cash provided during fiscal year 1998 was the result of significant reductions in both inventory and accounts receivable whereas the cash used in operating activities in fiscal year 1997 was due to increases in both inventory and accounts receivable. Cash used in investing activities was $2,607,070 and
$796,017 for the fiscal years 1998 and 1997, respectively, and was used to finance capital expenditures including approximately $2,300,000 for the Company's Shirley, New York facility in fiscal year 1998 and $400,000 for land in fiscal year 1997. A 40,000 square foot facility was completed and occupied in May 1998 and houses the Company's corporate office, warehouse and assembly facility. Net cash used in financing activities was $6,258,290 in fiscal year 1998 and net cash provided by financing activities was $3,581,171 in fiscal year 1997. The net cash used in financing activities during fiscal year 1998 related to payments made under the Company's supplier credit facility. Included in the cash provided by financing activities for fiscal year 1997 were the proceeds from the Company's initial public offering.

     Since 1992, the Company has had a series of credit arrangements with IBM Credit Corporation. Pursuant to the Financing Agreement, the Company may borrow up to 85% of its eligible receivables and 100% of eligible inventory, to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year which can increase the line of credit by as much as 50%. As of September 30, 1998 and 1997, interest on the outstanding borrowings is payable monthly at the prime rate, or prime rate plus 6.5% should the Company fail to meet certain collateral requirements. As of September 30, 1998 and 1997, borrowings outstanding under this facility were $3,020,234 and $10,614,838, respectively. Additionally, $9,855,736 and
$12,035,345 were included in accounts payable at September 30, 1998 and 1997, respectively, and are included against the maximum credit available.

     The Company believes that its present line of credit with IBM Credit Corporation coupled with its projected earnings capacity will be sufficient to fund its operations and capital expenditures for at least 12 months. In addition, the Company secured a mortgage during fiscal year 1998 with Chase Manhattan Bank on its new facility in the amount of $1,650,000. The proceeds of this mortgage were used to pay down its debt with IBM Credit Corporation. Throughout fiscal year 1998, the Company has been in a positive collateral position with IBM Credit Corporation resulting in the ability to draw down against its current line of credit whenever needed. The number of days sales outstanding for each of fiscal years 1998 and 1997 was 68 days. The Company is increasing its efforts in the accounts receivable area and is expecting to reduce its days sales outstanding in the coming fiscal year.

     Seasonality and Quarterly Fluctuations

     The Company has historically experienced and expects to continue to experience fluctuations in its net sales, income from operations and net income due to the size and timing of system sales transactions. Due to the fact that a significant portion of the Company's overhead is fixed, the Company's results of operations may be adversely affected if revenues were to fall below Company expectations. The Company can typically deliver systems within a short period of time and therefore does not have a significant long-term backlog in orders.

     The following table sets forth certain quarterly information for the periods indicated:

                                                              Fiscal Year 1998
                                                              ----------------
                                             Sept. 30         June 30        March 31     Dec. 31
(in thousands)                                 1998             1998          1998          1997
---------------------------------------------------------------------------------------------------
Net sales.....................................21,596          26,417         22,228        28,062
Gross profit...................................1,410           2,500          1,873         2,814
Income (loss) from continuing operations
     before income taxes......................(1,080)            152           (355)          564
Net income (loss)(1)............................(657)             89           (196)          317

     (1) Taxes are computed based on effective tax rates for the respective fiscal years.



                                 Fiscal Year 1997                            Fiscal Year 1996
                       Sept. 30,   June 30,   March 31,   Dec. 31,   Sept. 30,   June 30,   March 31,   Dec. 31,
(in thousands)           1997       1997        1997        1996       1996        1996       1996        1995
----------------------------------------------------------------------------------------------------------------
Net sales               $25,848    $24,719     $17,876     $21,283    $26,760    $33,644    $23,487     $14,556
Gross profit              3,791      2,617       2,629       2,640      3,041      2,497      2,393       1,490
Income (loss) from
continuing operations
before income taxes       1,481        868         855         962       (239)     1,022        678         198
Net income (loss)(1)        851        502         490         560       (128)       547        390         114
                    --------------------------------------------------------------------------------------------


     (1) Taxes are computed based on effective tax rates for the respective fiscal years.

     Recent Pronouncements of the Financial Accounting Standards Board

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presenting information on comprehensive income and its components (revenues, expenses, gains, losses and currency translation adjustments) in the financial statements. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective beginning in fiscal year 1999. This statement revises standards for public companies to report financial and descriptive information about reportable operating segments and certain other geographic information. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, which is effective for fiscal years commencing after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement standardizes the accounting methods for derivative instruments and hedging activities. The Company is evaluating methods for the adoption of these statements, if necessary, and currently does not expect these new pronouncements to have a material impact on its consolidated financial statements.

     Disclosures Regarding Forward Looking Statements

     Management's discussion and analysis of financial conditions and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Report. Except for the historical statements and discussions contained in this Report, statements contained herein constitute forward looking statements within the meanings of the Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in such statements. These risks and uncertainties include, but are not limited to those set forth herein and the risk factors described in the Company's prospectus dated June 17, 1997, its Form 10-K for the year ended September 30, 1998 and from time to time in the Company's other filings with the Securities and Exchange Commission.

     Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

     The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing and scanning equipment.

     Based upon its identification and assessment efforts to date, the Company believes that certain of its computer equipment and software that it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in October 1997, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1998, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 40% of the initiatives are in process and are expected to be completed on or about September 30, 1999.

                                                                                     PERCENT
                    YEAR 2000 INITIATIVE                                             COMPLETE

Initial IT systems identification and assessment.......................................95%
Remediation and testing regarding central system issues ...............................75%
Remediation and testing regarding branch departmental
         system issues.................................................................25%
Electronic data interchange trading partner conversions................................25%
Identification, assessment, remediation, and testing regarding desktop and individual system issues..........................................25%

     The Company is in the process of surveying its significant vendors and service providers to determine the extent to which interfaces with such entities and supply sources are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company expects all its vendors and service providers to address all such significant Year 2000 issues on a timely basis.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipating costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not be material. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company" results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The Company has begun, but not yet completed, an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

     The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's good-faith estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, possible third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimateable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to Year 2000 issue.

     Inflation

     In the opinion of management, inflation has not had a material effect on the operations of the Company.


     Item 8. Consolidated Financial Statements

     The information is contained on Pages F-1 through F-19 hereof.

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

     Item 14. Exhibits, Financial Statement Schedule and reports on Form 8-K

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS PAGE(S)

Index to Consolidated Financial Statements........................................................F-1

Independent Auditors' Report......................................................................F-2

Consolidated Balance Sheets as of September 30, 1998 and 1997.....................................F-3

Consolidated Statements of Income for the years ended
  September 30, 1998, 1997 and 1996...............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996.........................................................F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1998, 1997 and 1996...............................................................F-6

Notes to Consolidated Financial Statements.................................................F-7 - F-19

     (a)(2) FINANCIAL STATEMENT SCHEDULE

Combined Consent and Report of Independent Accountants on Schedule................................S-1

Schedule II - Valuation and Qualifying Accounts...................................................S-2

(a)(3)  EXHIBITS
    *3.1      Form of Amended and Restated Certificate of Incorporation
    *3.2      Form of Amended and Restated By-Laws
    *4.1      Form of Common Stock Certificate
   *10.1      1988 Incentive Stock Option Plan
  **10.2      1998 Incentive Stock Option Plan
   *22.1      List of Subsidiaries
    23        Consent of Albrecht, Viggiano, Zureck & Company, P.C.
    27        Financial Data Schedule
---------------
  *Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 333-25593.

**Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on January 29, 1998.

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

                                               SYSCOMM INTERNATIONAL CORPORATION
                                                         Registrant

                                               By:  /s/ John H. Spielberger
                                                  ----------------------------
                                                  John H. Spielberger, President
Dated:  December 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                        Title                                  Date
             ---------                                        -----                                  ----

/s/ John H. Spielberger                Chairman of the Board, President and Chief              December 29, 1998
---------------------------            Executive Officer (Principal Operating Officer)
John H. Spielberger


/s/ Thomas J. Baehr                    Vice President and Director                             December 29, 1998
---------------------------
Thomas J. Baehr


/s/ Dennis R. Wilson                   Chief Financial Officer, Vice President, Secretary      December 29, 1998
---------------------------            and Director (Principal Accounting and Financial
Dennis R. Wilson                       Officer)


/s/ Norman M. Gaffney                  Director                                                December 29, 1998
---------------------------
Norman M. Gaffney


/s/ John C. Spielberger                Director
---------------------------                                                                    December 29, 1998
John C. Spielberger


/s/ Cornelia Eldridge                  Director                                                December 29, 1998
---------------------------
Cornelia Eldridge


/s/ Lee Adams                          Director                                                December 29, 1998
---------------------------
Lee Adams


                        SYSCOMM INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                      Page No.


INDEPENDENT AUDITORS' REPORT.......................................... F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheets........................................F-3

    Consolidated Statements of Operations..............................F-4

    Consolidated Statements of Stockholders' Equity....................F-5

    Consolidated Statements of Cash Flows..............................F-6

    Notes to Consolidated Financial Statements.........................F-7

     A L B R E C H T , V I G G I A N O , Z U R E C K & C O M P A N Y , P . C . CERTIFIED PUBLIC ACCOUNTANTS 25 SUFFOLK COURT HAUPPAUGE, NY 11788 (516) 434-9500


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
SysComm International Corporation and Subsidiary
Shirley, New York


     We have audited the accompanying consolidated balance sheets of SysComm International Corporation and Subsidiary as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SysComm International Corporation and Subsidiary as of September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.





Hauppauge, New York
November 3, 1998

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1998 and 1997

                                                                                           1998                  1997
                                                                                      ------------------    ------------------
ASSETS
Current Assets

    Cash and cash equivalents                                                         $          914,509    $          437,594
    Accounts and note receivable, net                                                         19,612,934            23,209,156
    Inventory                                                                                  2,586,236            12,644,343
    Recoverable income taxes                                                                     280,976                   -0-
    Prepaid expenses                                                                              83,780               103,672
    Investments                                                                                      -0-                84,375
    Deferred income taxes                                                                        529,793                87,260
                                                                                      ------------------    ------------------

                                                            Total Current Assets              24,008,228            36,566,400

Property, Plant and Equipment, Net                                                             3,509,345             1,201,549

Other Assets                                                                                     339,692               336,087
                                                                                      ------------------    ------------------

                                                                    Total Assets      $       27,857,265    $       38,104,036
                                                                                      ==================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Supplier credit facility                                                          $        3,020,234    $       10,614,838
    Accounts payable and accrued liabilities                                                  11,578,993            15,052,319
    Current portion of long-term debt                                                             94,764                43,613
    Income taxes payable                                                                             -0-               499,214
                                                                                      ------------------    ------------------

                                                       Total Current Liabilities              14,693,991            26,209,984

Long-Term Debt                                                                                 1,611,355                66,416
                                                                                      ------------------    ------------------

                                                               Total Liabilities              16,305,346            26,276,400
                                                                                      ------------------    ------------------
Commitments and Contingencies

Stockholders' Equity
    Preferred stock; no par value; 1,000,000
      shares authorized; none issued
    Common stock; $.01 par value; 40,000,000 shares authorized; 5,515,200 shares issued at September  30, 1998;  5,017,200  shares  issued at September 30,
      1997; 4,773,905 shares outstanding at September 30, 1998;
      4,555,540 shares outstanding at September 30, 1997                                          55,152                50,172
    Additional paid-in capital                                                                 6,317,617             5,610,452
    Unrealized loss on available-for-sale securities                                                 -0-               (60,716)
    Retained earnings                                                                          5,922,536             6,369,898
                                                                                      ------------------    ------------------
                                                                                              12,295,305            11,969,806
    Treasury stock (at cost); 741,295 shares at September 30, 1998;
      461,660 shares at September 30, 1997                                                      (743,386)             (142,170)
                                                                                      ------------------    ------------------

                                                      Total Stockholders' Equity              11,551,919            11,827,636
                                                                                      ------------------    ------------------

                                      Total Liabilities and Stockholders' Equity      $       27,857,265    $       38,104,036
                                                                                      ==================    ==================


     See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended September 30, 1998, 1997 and 1996

                                                                     1998                     1997                  1996
                                                                ------------------    ------------------    ------------------

Sales                                                            $      98,302,636       $    89,725,938       $    98,446,698

Cost of Sales                                                           89,047,731            78,049,310            89,025,331
Writedown of Inventory                                                     657,491                   -0-                   -0-
                                                                ------------------    ------------------    ------------------

                                                                        89,705,222            78,049,310            89,025,331
                                                                ------------------    ------------------    ------------------

                                              Gross Profit               8,597,414            11,676,628             9,421,367

Selling and Administrative Expenses                                      8,193,905             6,534,552             5,028,812
                                                                ------------------    ------------------    ------------------

                                    Income from Operations                 403,509             5,142,076             4,392,555
                                                                ------------------    ------------------    ------------------

Other Income (Expense)
    Interest expense                                                      (888,215)             (986,087)           (1,391,452)
    Interest income                                                          6,434                 6,902                   585
    Other                                                                  (35,000)                2,570                63,151
    Realized loss on available-for-sale
      securities                                                          (206,250)                   -0-           (1,406,250)
                                                                ------------------    -------------------   ------------------

                                       Total Other Expense              (1,123,031)             (976,615)           (2,733,966)
                                                                ------------------    ------------------    ------------------

                         (Loss) Income Before Income Taxes                (719,522)            4,165,461             1,658,589

Benefit (Provision) for Income Taxes                                       272,160            (1,761,855)             (735,886)
                                                                ------------------    ------------------    ------------------

                                         Net (Loss) Income      $         (447,362)   $        2,403,606    $          922,703
                                                                ==================    ==================    ==================

Per Share Data
    Basic                                                       $          (0.10)     $             0.67    $             0.29
    Diluted                                                                (0.10)                   0.61                  0.25

Weighted Average Shares
    Basic                                                                4,593,065             3,562,033             3,170,540
    Diluted                                                              4,613,750             3,931,846             3,677,290


     See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended September 30, 1998, 1997 and 1996




                                                         Additional                                        Unrealized
                                                                                                                           Total
                                      Common Stock        Paid-In      Treasury Stock          Loss         Retained
                                                                                                                       Stockholders'
                                    Shares     Amount     Capital     Shares      Amount   on Securities    Earnings       Equity
                                  -------------------------------------------------------------------------------------------------

Balance as of September 30,1995   3,170,540   $36,322   $ 138,143     461,660   $(142,170)    $(720,000)  $ 3,043,589  $ 2,355,884

Net Income                                                                                                    922,703      922,703
Unrealized Loss on Available-for-
  Sale Securities                                                                              (123,750)                  (123,750)
Realized Loss on Available-for-Sale
  Securities                                                                                    843,750                    843,750
                                  ----------  --------- ----------    --------  ----------    -----------   ----------  -----------

Balance as of September 30, 1996  3,170,540    36,322     138,143     461,660    (142,170)          -0-     3,966,292    3,998,587

Common Stock Sold in Public
 Offerings
  Net of Offering Costs           1,385,000    13,850   5,472,309                                                        5,486,159
Net Income                                                                                                  2,403,606    2,403,606
Unrealized Loss on Available-for-
  Sale Securities                                                                               (60,716)                   (60,716)
                                  ----------  --------  ----------    --------  ---------     -----------   ----------  -----------

Balance as of September 30, 1997  4,555,540    50,172   5,610,452     461,660    (142,170)      (60,716)    6,369,898   11,827,636

Net Loss                                                                                                     (447,362)    (447,362)
Unrealized Loss on Available-for-
  Sale Securities                                                                               (63,034)                   (63,034)
Realized Loss on Available-for-Sale
  Securities                                                                                    123,750                    123,750
Compensatory Stock Options
  Issued to Directors                                     75,225                                                            75,225
Exercise of Stock Options          498,000      4,980    631,940                                                           636,920
Purchase of Treasury Shares       (279,635)                           279,635    (601,216)                                (601,216)
                                 ----------  --------- ----------     --------  ---------     -----------   ----------  -----------
Balance as of
     September 30, 1998          4,773,905   $ 55,152  $6,317,617     741,295   $(743,386)    $       -0-  $5,922,536  $11,551,919
                                 ==========  ========= ==========     ========  ==========    ============ =========== ===========

     See accompanying notes to consolidated financial statements.



                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended September 30, 1998, 1997 and 1996


                                                                              1998              1997                1996
Cash Flows From Operating Activities
   Net (loss) income                                                     $      (447,362)    $     2,403,606    $        922,703
   Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                            299,274             188,759             149,090
        Compensatory stock options issued to Directors                            75,225                  -0-                 -0-
        Deferred tax benefit                                                    (208,212)            (43,145)           (564,114)
        Gain on disposition of equipment                                             -0-              (2,570)                (23)
        Realized loss on available-for-sale securities                           206,250                 -0-           1,406,250
        Changes in assets and liabilities:
           Accounts and note receivable                                        3,655,192          (2,255,884)        (10,647,117)
           Inventory                                                          10,058,107          (3,707,498)         (2,960,653)
           Recoverable income taxes                                             (280,976)                -0-                 -0-
           Prepaid expenses and other assets                                     (42,683)           (153,423)             25,819
           Accounts payable and accrued liabilities                           (3,473,326)            611,898           9,245,967
           Income taxes payable                                                 (499,214)           (569,983)          1,046,144
                                                                         ---------------     ---------------    ----------------

               Net Cash Provided by (Used in) Operating Activities             9,342,275          (3,528,240)         (1,375,934)
                                                                         ---------------     ---------------    ----------------

Cash Flows From Investing Activities
   Purchase of property, plant and equipment                                  (2,607,070)           (803,317)           (235,388)
   Proceeds from disposition of equipment                                            -0-               7,300                 450
                                                                         ---------------     ---------------    ----------------

                             Net Cash Used in Investing Activities            (2,607,070)           (796,017)           (234,938)
                                                                         ---------------     ---------------    ----------------

Cash Flows From Financing Activities
   Net proceeds from (payments under) supplier
     credit facility                                                          (7,594,604)         (1,868,553)          1,686,280
   Net proceeds from long-term debt                                            1,650,000                 -0-              58,229
   Payments of long-term debt                                                    (53,910)            (36,435)            (17,906)
   Net proceeds from issuance of common stock                                        -0-           5,486,159                 -0-
   Purchase of treasury stock                                                   (259,776)                -0-                 -0-
                                                                         ---------------     ---------------    ----------------

               Net Cash (Used in) Provided by Financing Activities            (6,258,290)          3,581,171           1,726,603
                                                                         ---------------     ---------------    ----------------

                               Net Increase (Decrease) in Cash and
                                                  Cash Equivalents               476,915            (743,086)            115,731

Cash and Cash Equivalents at Beginning of Year                                   437,594           1,180,680           1,064,949
                                                                         ---------------     ---------------    ----------------

Cash and Cash Equivalents at End of Year                                 $       914,509     $       437,594    $      1,180,680
                                                                         ===============     ===============    ================

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
      Income taxes                                                       $       809,910     $     2,386,580    $        248,606
      Interest                                                                   888,215             986,087           1,391,452

Supplemental Schedules of Noncash Investing
  and Financing Activities
   Purchase of treasury stock:
      Proceeds from sale of stock options                                $       341,440     $           -0-    $            -0-
      Purchase of treasury stock                                                (601,216)                -0-                 -0-
                                                                         ---------------     ---------------    ----------------

                                      Cash Paid for Treasury Stock       $      (259,776)    $           -0-    $            -0-
                                                                         ===============     ==============     ================

   Acquisition of equipment:
      Cost of equipment                                                  $           -0-     $        52,547    $         53,594
      Equipment financed                                                             -0-             (52,547)            (53,594)
                                                                         ---------------     ---------------    ----------------

                                           Cash Paid for Equipment       $           -0-     $           -0-    $            -0-
                                                                         ===============     ===============    ================

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

     On June 17, 1997, the Company consummated an initial public offering of common stock (the "Offering"). The Company sold 1,250,000 shares at $5.00 per share. On July 21, 1997, the underwriters exercised their over-allotment option to purchase an additional 135,000 shares. In connection with the Offering, 125,000 warrants were granted to the Company's representative underwriter. The fair value was estimated at $.52 per warrant using the Black-Scholes pricing model. The fair value of these warrants were offset against the Offering proceeds.

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

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Summary of Significant Accounting Policies (continued)

     Stock-Based Compensation

     The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock option plan footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted to employees since the option exercise price is not less than the market price of the underlying stock on the date of grant. Compensation cost is recognized for stock options granted to nonemployees based upon the fair market value of the options granted.

     Accounts and Note Receivable

     Accounts and note receivable are presented net of allowances for doubtful accounts and for sales returns. The allowances are based on prior experience and management's evaluation of the collectibility of accounts receivable and returned merchandise credits. Authorized sales returns from the supplier are classified as receivables. Management believes that the allowances are adequate. However, further additions to the allowances may be necessary based on changes in economic conditions.

     The allowance for doubtful accounts was $116,606 and $108,343 as of September 30, 1998 and 1997, respectively.

     The allowance for sales returns was $37,389 as of September 30, 1998 and 1997.

     Inventory

     Inventory consists principally of computer hardware and software, and is valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

     With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory, and reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the current need for valuation allowances. After applying the above noted measurement criteria at September 30, 1998 and 1997, the Company determined that an allowance of $284,000 and $-0-, respectively, was adequate.

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

     Property, Plant and Equipment (continued)

     Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

                                                        Estimated
                                                       Useful Lives
          Vehicles                                      1-5 years
          Computer equipment                              5 years
          Furniture and fixtures                          7 years
          Leasehold improvements                          5 years
          Building                                       39 years


     Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance against deferred tax assets is not considered necessary because it is more likely than not that the deferred tax asset will be fully realized.

     Investments

     The Company evaluates its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Accordingly, investment securities are classified as available-for-sale securities and carried at fair value, with temporary unrealized gains and losses reported as a separate component of stockholders' equity. Realized losses are recorded for any decline in value determined to be other-than-temporary on available-for-sale securities.

     Revenue Recognition

     Revenue related to the sales of computer equipment is recorded at the time of shipment. Service revenue and costs are recognized when services are provided.

     Earnings (Loss) Per Common Share

     In February 1997, the Financial Accounting Standard Board issued SFAS No. 128, Earnings per Share. This pronouncement requires the reporting of two net income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants. All prior period net income (loss) per share figures presented herein have been restated in accordance with the provisions of SFAS No. 128.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Summary of Significant Accounting Policies (continued)

     Earnings (Loss) Per Common Share (continued)

A reconciliation of the weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings (loss) per share follows.

                                           Year Ended                  Year Ended                     Year Ended
                                       September 30, 1998          September 30, 1997             September 30, 1996
                                      Basic       Dilutive         Basic        Dilutive         Basic         Dilutive
Weighted-average number
   of common shares outstanding       4,593,065    4,593,065      3,562,033      3,562,033       3,170,540     3,170,540
                                 ==============               =============                  =============

Dilutive options to
   purchase common shares                             20,685                       369,813                       506,750
                                                 -----------                 -------------                  ------------

                                                   4,613,750                     3,931,846                     3,677,290
                                                 ===========                 =============                  ============

     The dilutive effect of 57,000 options granted in 1997 at exercise prices ranging from 5.5625 to 6.1875 were not included in the computation of diluted earnings (loss) per share for the year ended September 30, 1998 because they are anti-dilutive.

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presenting information on comprehensive income and its components (revenues, expenses, gains, losses and currency translation adjustments) in the financial statements. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective beginning in fiscal 1999. This statement revises standards for public companies to report financial and descriptive information about reportable operating segments and certain other geographic information. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for fiscal years beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivative instruments and hedging activities. The Company is evaluating methods for adoption of these statements, if necessary, and currently does not expect these new pronouncements to have a material impact on its consolidated financial statements.

     Cash and Cash Equivalents

     The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 1 - Summary of Significant Accounting Policies (continued)

     Fair Value of Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of these instruments. The fair value of investments is estimated based on quoted market price. The carrying value of the supplier credit facility and long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

     Note 2 - Investments

Investments consist of the following:
                                                                 1998                1997
                                                          -----------------     -----------------
     Ameriquest Technologies, Inc.
     (Formerly CMS Enhancements, Inc.)
        Number of Shares                                            300,000               300,000
        Fair Value                                        $             -0-     $          84,375
        Cost                                              $       1,612,500     $       1,612,500

     At September 30, 1998 and 1997, marketable equity securities have been categorized as available-for-sale and are stated at fair value. At September 30, 1997, an unrealized holding loss of $60,716 was shown as a separate component of stockholders' equity until realized. The increase in the net unrealized loss for the years ended September 30, 1998, 1997, and 1996 totaled $63,034, $60,716 and $123,750, respectively. The Company recorded a realized loss on available-for-sale securities of $206,250 and $1,406,250, which net of deferred taxes amounted to $123,750 and $843,750 for the years ended September 30, 1998 and 1996, respectively, since the decline in value was determined to be other-than-temporary as of those dates.

     Note 3 - Property, Plant and Equipment

     Property, plant and equipment is set forth below:

                                                               1998                  1997
                                                          -----------------     -----------------

     Land                                                 $         437,660     $         437,660
     Building                                                     2,325,480                26,740
     Vehicles                                                       119,159               119,159
     Computer equipment                                             833,767               698,911
     Furniture and fixtures                                         501,101               327,627
     Leasehold improvements                                         117,691               117,691
                                                          -----------------     -----------------

                                                                  4,334,858             1,727,788

     Accumulated depreciation                                      (825,513)             (526,239)
                                                          -----------------     -----------------

     Property, plant and equipment, net                   $       3,509,345     $       1,201,549
                                                          =================     =================



                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 4 - Other Assets

     The Company is the owner and beneficiary of a $1,000,000 whole life policy covering the life of the principal stockholder/officer. The cash surrender value of life insurance included in Other Assets as of September 30, 1998 and 1997 amounted to $208,267 and $176,350, respectively.

     Note 5 - Financing Arrangements

     The Company entered into a formal credit agreement with the financing subsidiary of its major supplier. Under the credit facility, the Company may borrow up to 85% of receivables due within 90 days and up to 100% of eligible inventory, to a maximum of $27,500,000. The agreement, which expires September 24, 1999, is subject to temporary increases, thereby increasing the line of credit to $41,500,000 during certain periods. As of September 30, 1998 and 1997, borrowings outstanding under this facility were $3,020,234 and $10,614,838, respectively. As of September 30, 1998 and 1997, interest on the outstanding borrowings is payable monthly at prime, or prime plus 6.5%, should the Company fail to meet certain collateral requirements. Interest costs included in interest expense for the years ended September 30, 1998, 1997 and 1996 totaled $851,708, $970,912, and $1,381,373, respectively. Additionally, $9,855,736 and
$12,035,345 were included in accounts payable at September 30, 1998 and 1997, respectively, and are included against the maximum credit available.

     Note 6 - Long-Term Debt

Long-term debt consists of the following:

                                                                                             1998                  1997
                                                                                        ---------------       ---------------

CHASE MANHATTAN BANK
   Mortgage loan in the amount of $1,650,000  collateralized  by the land and building in  Shirley,  New York;  payable  in  monthly  installments  of  $14,979  including
   interest of 7.16% per annum; final payment due December 2012.                        $     1,639,702               $  -0-

FORD MOTOR CREDIT CORP.
   Collateralized  by  a  lien  on  a  Company  automobile;   payable  in  36  monthly
   installments  of $815  including  interest  of 9.0% per annum;  final  payment  due
   October 1999.
                                                                                                 10,060               18,517

   Collateralized  by a lien on a  Company  automobile;  payable  in 36  monthly installments of $1,194  including  interest of 9.9% per annum;  final payment due
   December 1998.                                                                                 3,529               16,781

   Collateralized  by a lien on a  Company  automobile;  payable  in 36  monthly installments of $678 including interest of 9.0% per annum; final payment due
   November 1998.                                                                                 1,341                8,978
                                                                                        ---------------      ---------------

                                                      (carried forward)                       1,654,632               44,276


          SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Debt (continued)

                                                                                        1998                  1997
                                                                                  ---------------       ---------------

                                                      (brought forward)                 1,654,632                44,276

AT&T CREDIT CORP.
   Capital lease collateralized by a lien on the Company's phone system; payable in monthly  installments  of $708  including  interest  of 14.446% per annum;
   final
   payment due May 2001.                                                                   18,706                24,069

   Capital lease collateralized by a lien on the Company's phone system; payable in monthly  installments  of $542  including  interest  of 15.089% per annum;
   final
   payment due January 2001.                                                               12,838                17,158

   Capital lease collateralized by a lien on the Company's phone system; payable in monthly  installments of $560 including  interest of 9.5% per annum; final payment
   due March 2002.                                                                         19,943                24,526
                                                                                  ---------------       ---------------
                                                                                        1,706,119               110,029

   Current maturities                                                                     (94,764)              (43,613)
                                                                                  ---------------       ---------------

                                                                                  $     1,611,355             $  66,416

Maturities of long-term debt are as follows:

                     September 30, 1999                        $        94,764
                                   2000                                 88,441
                                   2001                                 87,882
                                   2002                                 83,085
                                   2003                                 85,721
                             Thereafter                              1,266,226
                                                               ---------------
                                                               $     1,706,119

     Note 7 - Capital Leases

     As  further  described  in Note 6,  the  Company  began  leasing  telephone equipment during December 1995. As of September 30, 1998 and 1997, the gross assets capitalized under telephone equipment leases totaled $80,745 and the accumulated amortization totaled $25,685 and $13,851, respectively. The amortization expense for the years ended September 30, 1998 and 1997 of $11,834 and $9,959, respectively, is included in depreciation expense.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 8 - Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                                              Years Ended September 30,
                                                                    1998               1997               1996
              Current:
                  Federal                                     $       (63,948)    $     1,285,000    $        956,000
                  State                                                   -0-             520,000             344,000
                                                              ---------------     ---------------    ----------------

                                          Total Current               (63,948)          1,805,000           1,300,000
                                                              ---------------     ---------------    ----------------

              Deferred:
                  Federal                                            (168,652)            (32,440)           (479,642)
                  State                                               (39,560)            (10,705)            (84,472)
                                                              ---------------     ---------------    ----------------

                                         Total Deferred              (208,212)            (43,145)           (564,114)
                                                              ---------------     ---------------    ----------------

                   Provision (Benefit) for Income Taxes       $      (272,160)    $     1,761,855    $        735,886
                                                              ===============     ===============    ================

     The difference between the provision (benefit) for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:

                                                                              Years Ended September 30,
                                                                    1998              1997               1996

         Income taxes at statutory rate                       $      (244,637)    $     1,416,258    $        563,920
         State taxes, net of federal benefit                              -0-             333,237             132,687
         Other                                                        (27,523)             12,360              39,279
                                                              ---------------     ---------------    ----------------

                  Provision (Benefit)  for Income Taxes       $      (272,160)    $     1,761,855    $        735,886
                                                              ===============     ===============    ================

     The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:


                                                                         September 30,
                                                                 1998                 1997
                                                              ---------------     ---------------

         Allowance for doubtful accounts                      $        48,975     $        45,504
         Inventory                                                    126,792              40,701
         Investments                                                   18,096             (17,342)
         Depreciation                                                 (24,636)                508
         Vacation accrual                                              33,491              17,889
         Stock options                                                327,075                 -0-
                                                              ---------------     ---------------

                                 Net Deferred Tax Asset       $       529,793     $        87,260
                                                              ===============     ===============


                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 9 - Stock Option Plans

     The 1988 stock option plan expired on May 5, 1998. In February 1998, a new stock option plan (the "Plan") was approved by the stockholders, whereby 500,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The Plan will terminate in February 2008; however, options granted under the Plan will expire not more than ten years from the date of grant.

     In the case of options granted to an employee of the Company who is a 10% or more stockholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date the option is granted. The option price for options granted to all other employees and non-employee Directors of the Company is an amount per share of not less than the fair market value per share on the date the option is granted.

     The options granted in 1997 vest over a four-year period following the date of grant and expire on September 1, 2001. On September 1, 1998, 40,000 options were granted to Directors of the Company at $1.875 with immediate vesting and a five-year life.

     A summary of stock option activity related to the Company's plans is as follows:


                                          Beginning     Granted    Exercised     Canceled         Ending
                                            Balance      During       During       During        Balance
                                        Outstanding      Period       Period       Period    Outstanding    Exercisable

Year ended September 30, 1996
Number of shares                            568,000           0            0       70,000        498,000        164,340
Weighted average exercise price
  per share                           $        0.69           0            0  $      0.68   $       0.69  $        0.69

Year ended September 30, 1997
Number of shares                            498,000      69,500            0        3,000        564,500        328,680
Weighted average exercise price
  per share                           $        0.69  $     5.59            0  $      5.56   $       1.26  $        0.69

Year ended September 30, 1998
Number of shares                            564,500      40,000      498,000        9,500         97,000         54,250
Weighted average exercise price
  per share                           $        0.69  $    1.875  $      0.69  $      5.56   $       4.06  $        2.85

     The weighted average per share fair value of the options granted during the years ended September 30, 1998 and 1997 was estimated as $1.70 and $2.89, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                             1998                    1997
                                     ------------------     --------------------

      Risk-free interest rates              4.234%                    5.698%
      Expected option lives                 4.92 years                4.57 years
      Expected volatilities                   147%                       60%
      Expected dividend yields                  0%                        0%

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 9 - Stock Option Plans (continued)

     The weighted-average remaining contractual life of the options outstanding at September 30, 1998 is as follows:


   Number                                           Weighted-Average Remaining
 Outstanding          Range of Exercise Prices            Contractual Life

   57,000                  $5.56 - $6.12                     2.92 years
   40,000                      1.875                         4.92 years

     Had compensation expense for stock option awards granted been determined consistent with SFAS 123, net income (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:


                                                          1998
Net income (loss)
      As reported                               $      (447,362)
      Pro forma                                        (467,057)

Earnings (loss) per share - basic
      As reported                               $         (0.10)
      Pro forma                                           (0.10)

Earnings (loss) per share - diluted
      As reported                               $         (0.10)
      Pro forma                                           (0.10)

     Note 10 - 401(k) Plan

     On January 1, 1994, the Company adopted a 401(k) Savings Plan (the "Plan") for the benefit of all eligible employees. All employees as of the effective date of the Plan became eligible. An employee who became employed after January 1, 1994, would become a participant after the completion of a half-year of service and the attainment of 20 years of age.

     Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are a discretionary percentage match. The Company may make optional contributions for any plan year at its discretion.

     During the years ended September 30, 1998, 1997, and 1996, the Company incurred 401(k) costs totaling $19,945, $42,986 and $31,738, respectively.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 11 - Concentration of Credit Risk

     Cash

     The Company places most of its temporary cash investments with one financial institution and normally exceeds the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

     Major Customers

     Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. No single customer comprised more than 10% of sales or accounts receivable as of and for the years ended September 30, 1998 and 1997. In comparison, two customers comprised 16% and 19%, respectively, of sales for the year ended September 30, 1996.

     Note 12 - Commitments and Contingencies

     Purchases

     As further discussed in Note 5, the Company purchases a majority of its products from International Business Machines Corporation, whose subsidiary represents the Company's major lending source. The loss of this supplier could materially affect the Company. Purchases from this supplier represented approximately 85%, 90% and 90% of total purchases for the each of the years ended September 30, 1998, 1997 and 1996, respectively.

     Leases

     The Company has operating leases on real property and equipment expiring through the year 2002. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes, and insurance.

     Rent expense and other charges totaled $387,837, $309,861 and $253,412 for the years ended September 30, 1998, 1997 and 1996, respectively.

     The future minimum rental commitments are as follows:

         September 30, 1999                           $        218,607
                       2000                                    148,232
                       2001                                    141,834
                       2002                                     65,590
                       2003                                      1,855
                                                      ----------------

                                                      $        576,118

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 12 - Commitments and Contingencies (continued)

     Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements include compensation plans for fiscal 1997 as follows: John H. Spielberger will receive a base salary of $140,000 plus a bonus of 3% of all pre-tax earnings of the Company; Thomas J. Baehr will receive $150,000 plus a bonus of 3.5% of all pre-tax earnings of Information Technology Services, Inc. ("InfoTech"), the Company's wholly-owned subsidiary; Dennis R. Wilson will receive $120,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $125,000 plus a bonus of 1.5% of the gross profit dollars of InfoTech. These annual performance incentive plans were reviewed during 1998 and new incentive plans and salaries were implemented by the Company's Compensation Committee for the fiscal year 1998, as follows.

     John H. Spielberger will receive $160,000 plus a bonus based on a percentage of pre-tax earnings of the Company based on sales volume; Thomas J. Baehr will receive $160,000 plus a bonus of a percentage of pre-tax earnings of InfoTech based on sales volume; Dennis R. Wilson will receive $140,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $140,000 plus a bonus of 1% of the gross profit dollars of InfoTech and 1% of the pre-tax earnings of InfoTech.

     Effective September 1, 1998, John H. Spielberger and Dennis R. Wilson volunteered to accept a 20% salary reduction. Effective October 1, 1998, Thomas
J. Baehr and Norman M. Gaffney volunteered to also accept a 20% salary reduction.

     Purchase Commitment

     In March 1997, the Company commenced operation of an IBM PC assembly facility under IBM's Authorized Assembler Program (the "AAP"). Under the terms of the AAP Agreement with IBM, the Company will use its best efforts to purchase a sufficient number of Base System Units and Approved Components to enable it to assemble at least 20% of the Company's actual sales volume of PCs.

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

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note 13 - Quarterly Financial Data (unaudited)

     Quarterly financial data for the years ended September 30, 1998, 1997 and 1996 follow:

                                                First               Second              Third               Fourth
                                               Quarter              Quarter            Quarter              Quarter

For the year ended September 30, 1998:

Net sales                              $        28,062,283  $       22,227,999   $       26,416,609  $       21,595,745
Gross profit                                     2,814,257           1,873,150            2,499,527           1,410,480
Income (loss) from operations                      809,056            (150,853)             432,074            (686,768)
Net income (loss)                                  316,768            (196,140)              89,088            (657,078)
Net income (loss) per share:
     Basic                                            0.07              (0.04)                 0.02              (0.15)
     Diluted                                          0.06              (0.04)                 0.02              (0.14)

For the year ended September 30, 1997:

Net sales                               $       21,282,537  $       17,876,338   $       24,718,664  $       25,848,399
Gross profit                                     2,639,498           2,629,349            2,617,138           3,790,643
Income from operations                           1,275,495           1,036,205            1,072,381           1,757,995
Net income                                         559,642             490,673              502,347             850,944
Net income per share:
     Basic                                            0.18                0.15                 0.15                0.19
     Diluted                                          0.16                0.14                 0.14                0.17

For the year ended September 30, 1996:

Net sales                               $       14,555,620  $       23,487,203   $       33,644,269  $       26,759,606
Gross profit                                     1,490,660           2,392,934            2,496,850           3,040,923
Income from operations                             497,195           1,003,673            1,373,325           1,518,362
Net income (loss)                                  114,214             389,489              547,000            (128,000)
Net income (loss) per share:
     Basic                                            0.04                0.12                 0.17              (0.04)
     Diluted                                          0.03                0.11                 0.15              (0.04)

                       COMBINED CONSENT AND REPORT OF
                       INDEPENDENT ACCOUNTANTS ON SCHEDULE





To the Board of Directors
SysComm International Corporation and Subsidiary
Hauppauge, New York




     The audits referred to in our report on page F-2 included the related financial statement schedule on page S-2 as of September 30, 1998, and for each of the years in the three-year period ended September 30, 1998, included in this Form S-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We consent to the use of our reports included herein and to the reference to our firm under the heading "Experts" in the prospectus.




ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.


Hauppauge, New York
November 30, 1998

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at         (1) Charged        (2) Charged                           Balance
                                        Beginning         to Costs and         to Other                            at End
          Deducted from Assets         of Period            Expenses           Accounts        Deductions         of Period
          --------------------         ----------         ------------        ----------       ----------         ---------

     Allowance for Doubtful Accounts:
       Year ended September 30, 1996     $   50,000        $    107,273        $  -0-        $   93,427(a)        $  63,846
       Year ended September 30, 1997         63,846             125,000           -0-            80,503(a)          108,343
       Year ended September 30, 1998        108,343             151,000           -0-           142,737(a)          116,606

     Allowance for Sales Returns:
       Year ended September 30, 1996     $  125,000        $        -0-        $  -0-        $   87,611(a)        $  37,389
       Year ended September 30, 1997         37,389                 -0-           -0-               -0-              37,389
       Year ended September 30, 1998         37,389                 -0-           -0-               -0-              37,389

     Allowance for Net Unrealized Losses
     on Marketable Equity Securities:
       Year ended September 30, 1996     $  720,000        $        -0-        $123,750(b)   $  843,750(c)        $     -0-
       Year ended September 30, 1997            -0-                 -0-          60,716(b)          -0-              60,716
       Year ended September 30, 1998         60,716                 -0-          63,034(b)      123,750(c)              -0-

     Allowance for Inventory
     Obsolescence:
       Year ended September 30, 1996     $      -0-        $        -0-        $    -0-      $      -0-           $     -0-
       Year ended September 30, 1997            -0-                 -0-             -0-             -0-                 -0-
       Year ended September 30, 1998            -0-             657,491             -0-         373,491(d)          284,000

     (a)  Amounts written off, net of recoveries.
     (b) Net  unrealized  loss  on  marketable  equity  securities  recorded  in
     stockholders'   equity.
     (c)  Net  realized  loss  on  marketable   equity
     securities.
     (d)  Realized loss on sale of inventory.