Form 10-Q
period 1998-12-31
SYSCOMM INTERNATIONAL CORP
filed 1999-02-04
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 1998

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

             Yes       X                          No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of January 15, 1999: 4,757,705 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   THREE MONTHS ENDED
                                          12/31/98                   12/31/97

Net sales                               $ 27,329,070              $ 28,062,283
Cost of sales                             24,489,958                25,248,026
                                       -------------             -------------
     Gross profit                          2,839,112                 2,814,257
                                       -------------             -------------

Selling & administrative expenses          1,901,450                 2,005,201
                                       -------------             -------------

Income from operations                       937,662                   809,056
                                             -------                   -------

Other income (expenses)
   Interest expenses                        (101,648)                 (247,794)
   Other                                      15,585                     2,506
                                             -------                     -----
   Total other expenses                      (86,063)                 (245,288)

Income before income taxes                   851,599                   563,768


Provision for income taxes                   341,000                   247,000

Net income                              $    510,599              $    316,768
                                        ============              =============

Net income per common share
         Basic                              $   0.11                  $   0.07
         Diluted                            $   0.11                  $   0.06

Weighted average number of common
shares outstanding
         Basic                             4,767,190                 4,555,540
         Diluted                           4,767,190                 4,996,244


The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                 December 31, 1998           September 30, 1998
                                                                  (Unaudited)                  (Audited)
                      ASSETS

Cash and cash equivalents                                     $      2,109,373             $       914,509
Accounts receivable, net                                            22,272,767                  19,612,934
Inventory                                                            1,183,093                   2,586,236
Other                                                                  739,508                     894,549
                                                                    ----------                  ----------
   Total current assets                                             26,304,741                  24,008,228
                                                                    ----------                  ----------
Property, plant and equipment, net                                   3,439,768                   3,509,345
Other assets                                                           351,692                     339,692
                                                                    ----------                  ----------
   Total assets                                                $    30,096,201               $  27,857,265
                                                               ===============               =============
                 LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                                         $   2,842,012               $   3,020,234
Accounts payable and accrued liabilities                            13,142,822                  11,578,993
Income taxes payable                                                   393,620                       - 0 -
Other current liabilities                                               89,798                      94,764
                                                                   -----------                  ----------
   Total current liabilities                                        16,468,252                  14,693,991
Long-term liabilities                                                1,589,676                   1,611,355
                                                                   -----------                  ----------
   Total liabilities                                                18,057,928                  16,305,346
                                                                   -----------                  ----------
Stockholders' Equity:
         Preferred stock, no par value                                       -                           -
         Common stock, $.01 par value                                   55,152                      55,152
         Additional paid-in capital                                  6,317,617                   6,317,617
         Retained earnings                                           6,433,135                   5,922,536
         Less: Treasury stock (at cost)                               (767,631)                   (743,386)
                                                                    ----------                   ---------
   Total stockholders' equity                                       12,038,273                  11,551,919
                                                                 -------------                  ----------
   Total liabilities and
      stockholders' equity                                       $  30,096,201              $   27,857,265
                                                                 =============              ==============




The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended December 31
                                                                            1998                 1997
Cash Flows From Operating Activities
  Net Income                                                         $      510,599      $      316,768
  Adjustments to reconcile net income to net cash
    provided by operating activities
         Depreciation and amortization                                       82,500              68,400
         Changes in assets and liabilities
              Accounts receivable                                        (2,659.833)           (768,331)
              Inventory                                                   1,403,143           4,168,487
              Prepaid expenses                                               73,306             (40,007)
              Recoverable income taxes                                       81,735               - 0 -
              Other assets                                                 (12,000)             (6,033)
              Accounts payable and accrued liabilities                    1,563,829           1,242,111
              Income taxes payable                                          393,620            (312,597)
                                                                          ---------           ---------
                    Net Cash Provided by Operating Activities             1,436,899           4,668,798
                                                                          ---------           ---------

Cash Flows from Investing Activities
   Purchase of fixed assets                                                 (12,923)          (591,343)
                                                                          ---------           ---------
              Net Cash Used in Investing Activities                         (12,923)          (591,343)
                                                                          ---------           ---------

Cash Flows From Financing Activities
   Net payments under supplier credit facility                            (178,222)         (3,977,074)
   Payments of long-term debt                                              (26,645)            (10,479)
   Purchase of treasury stock                                              (24,245)               - 0 -
                                                                          ---------          ----------
               Net Cash Used in Financing Activities                      (229,112)         (3,987,553)
                                                                          ---------         -----------
               Net Increase in Cash and Cash Equivalents                 1,194,864              89,902

Cash and Cash Equivalents at Beginning of Period                           914,509             437,594
                                                                           --------            --------

Cash and Cash Equivalents at End of Period                            $  2,109,373         $   527,496
                                                                      =============        ============

Supplemental  Disclosures of Cash Flow Information
  Cash paid (received)during the period for:
        Income taxes                                                  $   (204,000)       $    559,740

        Interest                                                           101,648             247,794



The accompanying notes are an integral part of these statements.

     SYSCOMM INTERNATIONAL CORPORATION

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1998, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999, or any future interim period.

     2. Commitments and Contingencies

     (A) Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements include compensation plans for fiscal 1998 as follows: John H. Spielberger will receive a base salary of $160,000 plus a bonus based on a percentage of pre-tax earnings of the Company based on sales volume; Thomas J. Baehr will receive $160,000 plus a bonus of a percentage of pre-tax earnings based on sales volume of Information Technology Services, Inc. ("InfoTech"); the Company's wholly-owned subsidiary; Dennis R. Wilson will receive $140,000 plus a discretionary bonus determined by the Compensation Committee; and Norman M. Gaffney will receive $140,000 plus a bonus of 1% of the gross profit dollars and 1% of the pre-tax earnings of InfoTech. Notwithstanding the foregoing, each of the above-named executive officers received twenty (20%) percent reductions in their base compensation during the fiscal year ended September 30, 1998. These annual employment agreements contain performance incentive plans which will be reviewed during the fiscal year and new incentive plans may be implemented by the Company's Compensation Committee for the fiscal year 1999, and thereafter as applicable.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

     Results of  Operations:

     Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.

     Net income for the three months ended December 31, 1998 was $510,599 compared to $316,768 for the same period last year. This increase in net income was the result of slightly higher gross profits and lower selling and administrative and interest expenses. Diluted earnings per share were $.11 for the three months ended December 31, 1998 compared to $.06 for the same period last year.

     Revenues:

     Sales for the three months ended December 31, 1998 were $27,329,070 compared to $28,062,283 for the same period last year a decrease of $733,213 or approximately 3%. The overall slight decrease in sales is the result of decreases in sales in the New York and Massachusetts offices, however, small increases in sales were experienced in the New Jersey, Connecticut and Buffalo offices. The decreases in New York and Massachusetts were due primarily to the Company's strategy of avoiding low-margin personal computer business.

     Gross Profit:

     Gross profit as a percentage of sales increased to 10.4% for the three months ended December 31, 1998 compared to 10% for the same period last year. The improvement in gross profit over the prior year and over the previous three quarters is the result of the Company's new strategic emphasis on serving the information technology marketplace with mid-range systems and value-added services.

     Selling and Administrative Expenses:

     Selling and administrative expenses decreased by $103,751 or approximately 5% to $1,901,450 for the three months ended December 31, 1998 as compared to $2,005,201 for the same period last year. This decrease is the result of a company-wide initiative focusing on cost containment and reductions.

     Interest Expense:

     Interest expense for the three months ended December 31, 1998 decreased $146,146 or approximately 59% to $101,648 from $247,794 for the same period last year. This decrease is due to a reduction in borrowings as a result of the Company's reduction in inventory to $1,183,093 from $8,475,856 for the same period last year.

     Income Before Income Taxes:

     Income before income taxes for the three months ended December 31, 1998 was $851,599 compared to $563,768 for the same period last year. This increase of $287,831 or approximately 51% was attributable to the Company's improved gross profit percentage and the reduction in selling and administrative expenses and interest expense.

     Taxes:

     The Company's effective tax rate was 40% for the three months ended December 31, 1998 compared to 43.3% for the same period last year.

     Liquidity and Capital Resources:

     The Company's current ratio at December 31, 1998 and 1997 was 1.60 and 1.44, respectively. Working capital at December 31, 1998 was $9,836,489 a decrease of $296,752 from the same period last year. The decrease in working capital is the result of the losses sustained by the Company in Fiscal 1998.

     Cash provided by operating activities was $1,436,899 and $4,668,798, respectively, for the three months ended December 31, 1998 and 1997 due mainly to reductions in the Company's inventory levels. Cash used in investing activities was $12,923 and $591,343 for the three months ended December 31, 1998 and 1997, respectively, and was used to purchase computer equipment in 1998 and finance the Company's new facility in 1997. Cash used in financing activities during the three months ended December 31, 1998 and 1997 was $229,112 and $3,987,553, respectively, and represented net payments made under the Supplier Credit Facility and payments of long-term debt in 1998 and 1997 and the purchase of treasury stock in 1998.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of December 31, 1998, interest on outstanding borrowings was prime or prime plus 6.5% should the Company fail to meet certain collateral requirements. Throughout fiscal 1998 and the first three months of fiscal 1999, the Company has been in a positive collateral position with IBM Credit. The Company believes that its present line of credit with IBM Credit Corporation, coupled with its current earnings capacity, will be sufficient to meet its capital and operational requirements for at least the next twelve months.

     Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

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

     Based upon its identification and assessment efforts to date, the Company believes that certain of its computer equipment and software that it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company began its Year 2000 identification, assessment, remediation, and testing efforts in October 1997 and anticipates it will be completed by September 30, 1999. The Company estimates that as of December 31, 1998, it had completed approximately 75% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 25% of the initiatives are in process and are expected to be completed on or about September 30, 1999.


Year 2000 Initiative                                                          Percent Completed
-----------------------------------------------------------------------------------------------
Initial IT systems identification and assessment                                95%
Remediation and testing regarding central system issues                         80%
Remediation and testing regarding branch departmental system issues             60%
Electronic data interchange trading partners conversions                        50%
Identification, assessment, remediation, and testing regarding
   desktop and individual system issues                                         60%


     The Company has surveyed its significant vendors and service providers to determine the extent to which interfaces with such entities and supply sources are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. The Company expects all its vendors and service providers to address all such significant Year 2000 issues on a timely basis. Thus far, for vendor or service providers who responded to our Year 2000 readiness survey, no one has indicated any anticipation of a disruption in our business dealings due to Year 2000 concerns.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not be material. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The Company has begun, but not yet completed, an analysis of the operational problems and costs (including loss of revenue) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by September 30, 1999.

     The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's good-faith estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, possible third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "Year 2000 Compliant" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimateable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under such circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to Year 2000 issues.

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

          None

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

                  None
-------------------

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