Form 10-Q
period 1999-03-31
SYSCOMM INTERNATIONAL CORP
filed 1999-05-11
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 7, 1999: 4,744,205 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                              3/31/99          3/31/98          3/31/99      3/31/98
Net sales                               $ 14,354,827     $ 22,227,999      $ 41,683,897     $ 50,290,282
Cost of sales                             12,433,725       20,354,849        36,923,683       45,602,875
                                        -------------    -------------     -------------    -------------
     Gross profit                          1,921,102        1,873,150         4,760,214        4,687,407
                                        -------------    -------------     -------------    -------------

Selling & administrative expenses          1,553,255        2,024,003         3,454,705        4,029,204
                                        -------------    -------------     -------------    -------------

Income (loss) from operations                367,847        (150,853)        1,305,509           658,203
                                        -------------    -------------     -------------    -------------

Other income (expenses)
   Interest expenses                       (79,567)         (208,075)        (181,215)         (455,869)
   Other                                     1,617             3,788           17,202             6,294
                                        -------------    -------------     -------------    -------------
   Total other expenses                    (77,950)         (204,287)        (164,013)         (449,575)
                                        -------------    -------------     -------------    -------------


   Income (loss) from operations
     before income taxes                   289,897          (355,140)       1,141,496           208,628

Provision (benefit) for income taxes       118,000          (159,000)         459,000            88,000
                                        -------------    -------------     -------------    -------------
Net income (loss)                       $  171,897       $  (196,140)      $  682,496       $   120,628
                                        =============    =============     =============    =============

Net income (loss) per common share
         Basic                          $      .04       $      (.04)      $      .14       $       .03
         Diluted                        $      .04       $      (.04)      $      .14       $       .02



Weighted average number of common
shares outstanding
         Basic                             4,752,477         4,555,540         4,759,914       4,555,540
         Diluted                           4,758,935         4,981,619         4,759,914       4,987,451


The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                               March 31, 1999            September 30, 1998
                                                                (Unaudited)                  (Audited)
                      ASSETS
Cash and cash equivalents                                    $       1,941,765             $       914,509
Accounts receivable, net                                            12,948,336                  19,612,934
Inventory                                                              681,853                   2,586,236
Other                                                                  587,859                     894,549
                                                                    ----------                  ----------
   Total current assets                                             16,159,813                  24,008,228
                                                                    ----------                  ----------
Property, plant and equipment, net                                   3,383,571                   3,509,345
Other assets                                                           363,692                     339,692
                                                                    ----------                  ----------
   Total assets                                                $    19,907,076               $  27,857,265
                                                               ===============               =============

                 LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                                                 - 0 -               $   3,020,234
Accounts payable and accrued liabilities                             5,559,857                  11,578,993
Income taxes payable                                                   399,627                       - 0 -
Other current liabilities                                               97,298                      94,764
                                                                     ---------                  ----------
   Total current liabilities                                         6,056,782                  14,693,991
Long-term liabilities                                                1,659,102                   1,611,355
                                                                     ---------                  ----------
   Total liabilities                                                 7,715,884                  16,305,346
                                                                     ---------                  ----------
Stockholders' Equity:
         Preferred stock, no par value                                   - 0 -                       - 0 -
         Common stock, $.01 par value                                   55,152                      55,152
         Additional paid-in capital                                  6,317,617                   6,317,617
         Retained earnings                                           6,605,032                   5,922,536
         Less: Treasury stock (at cost)                              (786,609)                   (743,386)
                                                                    ----------                  ----------
   Total stockholders' equity                                       12,191,192                  11,551,919
                                                                    ----------                  ----------
   Total liabilities and
      stockholders' equity                                   $      19,907,076              $   27,857,265
                                                             =================              ==============

The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended March 31
                                                                      1999                 1998

Cash Flows From Operating Activities
  Net Income                                                   $     682,496        $     120,628
  Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization                              165,000              136,800
          Changes in assets and liabilities
              Accounts receivable                                  6,747,294            2,977,314
              Inventory                                            1,904,383            4,721,827
              Prepaid expenses                                        25,714                - 0 -
              Recoverable income taxes                               198,280                - 0 -
              Other assets                                           (24,000)            (363,671)
              Accounts payable and accrued liabilities            (6,019,136)          (3,708,819)
              Income taxes payable                                   399,627             (499,214)
                                                                   ---------            ---------
                 Net Cash Provided by Operating Activities         4,079,658            3,384,865
                                                                   ---------            ---------

Cash Flows from Investing Activities
   Purchase of fixed assets                                          (39,226)          (1,996,229)
                                                                     --------          -----------
                 Net Cash Used in Investing Activities               (39,226)          (1,996,229)
                                                                     --------          -----------

Cash Flows From Financing Activities
   Net proceeds of term loan                                         100,000               - 0 -
   Net payments under supplier credit facility                    (3,020,234)         (1,180,586)
   Payments of long-term liabilities                                 (49,719)            (21,235)
   Purchase of treasury stock                                        (43,223)              - 0 -
                                                                  -----------         -----------
                 Net Cash Used by Financing Activities            (3,013,176)         (1,201,821)
                                                                  -----------         -----------

        Net Increase in Cash and Cash Equivalents                   1,027,256            186,815

Cash and Cash Equivalents at Beginning of Period                      914,509            437,594
                                                                  -----------         ----------

Cash and Cash Equivalents at End of Period                      $   1,941,765        $   624,409
                                                                =============        ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
        Income taxes                                            $    188,500         $   788,500
        Interest                                                     181,215             455,869


The accompanying notes are an integral part of these statements.

SYSCOMM INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1998, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999, or any future interim period.

2.       Commitments and Contingencies

(A)      Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. These contracts expire on September 30, 1999. The employment agreements include base salary and incentive plans, which are reviewed on an annual basis by the Company's Compensation Committee. For fiscal 1999, John H. Spielberger and Thomas J. Baehr will receive a base salary of $128,000 each and Dennis R. Wilson will receive a base salary of $112,000. Under the incentive plan for fiscal year 1999, John H. Spielberger and Thomas J. Baehr will each receive 2 1/2% of the earnings before income taxes on a quarterly basis and will receive on an annual basis an additional 1% of the earnings before taxes. Dennis R. Wilson will receive on an annual basis 1% of the earnings before taxes. In addition, all three executives have certain annual goals and objectives, which if met, could earn them additional incentives. Norman M. Gaffney, although still a director of the Company, ceased being a senior executive in January 1999.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


     Results of  Operations:

     Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998

     Net income for the three months ended March 31, 1999 was $171,897 or $.04 per share compared to a net loss of $196,140 or $.04 per share. The improvement in net income was the result of higher gross margins and lower selling and administrative and interest expenses.

     Revenues

     Sales for the three months ended March 31, 1999 were $14,354,827 compared with $22,227,999 for the same period last year, a decrease of $7,873,172 or 35.4%. This decrease in sales reflects what the Company believes is an overall industry slowdown partly attributable to customers deferring purchases of new computer systems due to Year 2000 uncertainties. In addition, sales have also been affected by the decision to forego business that cannot meet minimum standards of profitability.

Gross Profit

     Gross Profit as a percentage of sales increased to 13.4% for the three months ended March 31, 1999 compared to 8.4% for the same period last year. This increase reflects the Company's strategy of focusing on mid-range computer sales and services. In addition, the Company has received more favorable pricing through its new distributor-based supply arrangement than it previously had.

Selling & Administrative Expenses

     Selling and administrative expenses for the three months ended March 31, 1999 decreased by $470,748 or 23.2% to $1,553,255 from $2,024,003 for the same period last year. This decrease in expenses is due to a reduction in payroll and payroll related expenses as well as the result of a company-wide initiative focused on cost containment.

Interest Expense

     Interest expense for the three months ended March 31, 1999 decreased $128,508 or 61.7% to $79,567 from $208,075 for the same period last year. The decrease is attributed to a reduction in borrowing as a result of the Company's reduction in inventory to $681,853 from $7,922,516 as of the same quarter-end last year and a reduction in accounts receivable to $12,948,336 from $20,231,842 as of the same quarter-end last year. The inventory reduction is due primarily to the Company's decision to utilize a new distributor-based supply arrangement. Accounts receivable is lower due to reduced sales levels and more stringent monitoring of collections.

Income (loss) from Operations before Income Taxes

     Income before income taxes for the three months ended March 31, 1999 was $289,897 compared with a loss of $355,140 for the same period last year. The increase of $645,037 was attributable to both increased gross profit margins and reductions in selling and administrative expenses and interest expense.

Taxes

     The Company's effective tax rate for the three months ended March 31, 1999 was 40.7% compared to a tax benefit of $159,000 for the same period last year.

     Six Months Ended March 31, 1999 Compared With Six Months Ended March 31, 1998.

     Net income for the six months ended March 31, 1999 increased by $561,688 to $682,496 from $120,628 for the same period last year. Basic earnings per share were $.14 for the six months ended March 31, 1999 compared to $.03 for the same period last year. Basic earnings per share was calculated using 4,759,914 common shares outstanding for the six months ended March 31, 1999 versus 4,555,540 for the same period last year. The improved net income is the result of higher gross profit margins and lower selling and administrative expenses and interest expense.

Revenues

     Sales for the six months ended March 31, 1999 decreased by $8,606,385 or 17.1% to $41,683,897 from $50,290,282 for the same period last year. This decrease reflects what the Company believes is an overall industry slowdown partly attributable to customers deferring purchases of new computer systems due to Year 2000 uncertainties. Also, sales have been affected by the Company's decision to forego business that cannot meet minimum standards of profitability.

Gross Profit

     Gross profit as a percentage of sales were 11.4% for the six months ended March 31, 1999 compared to 9.3% for the same period last year. The increase reflects the Company's strategy to focus on mid-range computer sales and services. Additionally, the Company has received better pricing through its new distributor based supply arrangement for purchasing product.

Selling & Administrative Expenses

     Selling and administrative expenses for the six months ended March 31, 1999 decreased $574,499 or 14.3% to $3,454,705 from $4,029,204 for the same period last year. The decrease in expenses is due to a company-wide initiative focused on cost containment as well as a reduction in payroll and payroll related expenses, the Company had 69 employees as of March 31, 1999 compared to 80 employees as of March 31, 1998.

Interest Expense

     Interest expense for the six months ended March 31, 1999 decreased $274,654 or 60.3% to $181,215 compared to $455,869 for the same period last year. The decrease in interest expense is directly related to the significant decreases in both inventory and accounts receivable.

Income from Operations before Income Taxes

     Income from operations before income taxes for the six months ended March 31, 1999 was $1,141,496, an increase of $932,868 from the $208,628 in the same period last year. The increase is attributable to the increase in gross profit margins and the reduction in selling and administrative expenses and interest expenses.

Taxes

     The Company's effective tax rate for the six months ended March 31, 1999 was 40.2% compared to 42.2% for the same period last year.

Liquidity and Capital Resources

     The Company's current ratio at March 31, 1999 and 1998 was 2.67 and 1.41, respectively. Working capital at March 31, 1999 was $10,103,031 an increase of $1,534,188 over the same period last year. Working capital increased due to the receipt of the proceeds of the mortgage taken on its Shirley facility.

     Cash provided by operating activities was $4,079,658 and $3,384,865 for the six months ended March 31, 1999 and 1998, respectively, due primarily to reductions in the Company's inventory and accounts receivable. Cash used in investing activities was $39,226 and $1,996,229 for the six months ended March 31, 1999 and 1998, respectively, and was used to purchase computer equipment in 1999 and finance the Company's new facility in 1998. Cash used in financing activities during the six months ended March 31, 1999 and 1998 was $3,013,176 and $1,201,821, respectively, and represented net payments made under the Supplier Credit Facility and long-term debt in 1999 and 1998 and the purchase of treasury stock in 1999.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory up to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of March 31, 1999, interest on outstanding borrowings was prime or prime plus 6.5% should the Company fail to meet certain collateral requirements. Throughout fiscal 1998 and the first six months of fiscal 1999, the Company has been in a positive collateral position with IBM Credit. The Company believes that its present line of credit with IBM Credit Corporation, coupled with its current earnings capacity, will be sufficient to meet its capital and operational requirements for at least the next twelve months.

Year 2000 Compliance

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain of the Company's computer equipment, software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

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

     Based upon its identification and assessment efforts to date, the Company believes that certain of its computer equipment and software that it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company began its Year 2000 identification, assessment, remediation, and testing efforts in October 1997 and anticipates it will be completed by September 30, 1999. The Company estimates that as of March 31, 1999, it had completed approximately 85% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 15% of the initiatives are in process and are expected to be completed on or about September 30, 1999.



Year 2000 Initiative                                                            Percent Completed
-------------------------------------------------------------------------------------------------
Initial IT systems identification and assessment                                98%
Remediation and testing regarding central system issues                         85%
Remediation and testing regarding branch departmental system issues    85%
Electronic data interchange trading partners conversions                        75%
Identification, assessment, remediation, and testing regarding
   desktop and individual system issues                                         85%

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

         None

Item 3.   Defaults Upon Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders

         (a) On January 28, 1999, the Company held its Annual Meeting of Stockholders (the "Meeting").

         (b) At the Meeting, the Stockholders of the Company elected Norman M. Gaffney, John C. Spielberger and Lawrence S. Brochin as Class II directors.

         (c) At the Meeting, the Stockholders approved the selection of Albrecht, Viggiano, Zureck & Company, P.C. as the Company's independent auditors for the fiscal year ended September 30, 1999.

         (d) In addition to electing directors and approving the independent auditors at the Meeting, the Stockholders of the Company approved the adoption of the Company's 1999 Stock Purchase Plan.

 (e) The following sets forth results of voting on each matter voted upon at the
Meeting:

      1.       Election of Directors

                                                      For          Against

               Norman M. Gaffney                   4,388,815        17,500
               John C. Spielberger                 4,381,088        25,227
               Lawrence S. Brochin                 4,388,815        17,500

         2.       Adoption of the Company's 1999 Stock Purchase Plan

                                    For              Against

                                    4,333,515        58,700

         3. Selection of Albrecht, Viggiano, Zureck & Company, P.C. as the Company's independent auditors for the fiscal year ended September 30, 1999

                                    For              Against

                                    4,398,415        6,200

Item 5.   Other Information

     Effective March 15, 1999, the listing of the Company's securities was transferred from the NASDAQ National Market to the NASDAQ SmallCap Market. This transfer was the result of the Company's failure to maintain a market value of public float greater than or equal to $5,000,000 in accordance with Marketplace Rule 4450(a)(2) under Maintenance Standard 1.

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


                                    SYSCOMM INTERNATIONAL CORPORATION
                                             (Registrant)



                                    /s/ John H. Spielberger
                                    ---------------------------------
                                        John H. Spielberger
                                        President and Chief Executive Officer



                                    /s/ Dennis R. Wilson
                                    ---------------------------------
                                        Dennis R. Wilson
                                        Vice President, Chief Financial Officer
                                        And Secretary