Form 10-Q
period 1999-06-30
SYSCOMM INTERNATIONAL CORP
filed 1999-08-16
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [x] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

                  For the quarterly period ended June 30, 1999

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

         Yes       X                No  ________

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 6, 1999: 4,744,205 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements



                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                               6/30/99           6/30/98         6/30/99           6/30/98
                                               -------           -------         -------           -------
Net sales                                  $ 14,017,525      $ 26,416,609     $ 55,701,422      $ 76,706,890
Cost of sales                                12,799,626        23,917,082       49,723,309        69,519,956
                                             ----------        ----------       ----------        ----------
     Gross profit                             1,217,899         2,499,527        5,978,113         7,186,934
                                              ---------         ---------        ---------         ---------

Selling & administrative expenses             1,994,503         2,067,453        5,449,208         6,096,657
                                              ---------         ---------        ---------         ---------

Income (loss) from operations                 (776,604)           432,074          528,905         1,090,277
                                              ---------           -------          -------         ---------

Other income (expenses)
   Interest expenses                           (35,972)         (245,456)        (217,187)         (701,324)
   Other                                        15,482          ( 34,930)          32,684          ( 28,637)
                                               --------         ---------        ---------         ---------

   Total other expenses                        (20,490)         (280,386)        (184,503)         (729,961)
                                               --------         ---------        ---------         ---------

   Income (loss) from operations
     before income taxes                      (797,094)           151,688          344,402           360,316

Provision (benefit) for income taxes          (319,000)            62,600          140,000           150,600
                                              ---------           -------          -------           -------

Net income (loss)                           $ (478,094)       $    89,088      $   204,402       $   209,716
                                            ===========       ===========      ===========       ===========

Net income (loss) per common share
         Basic                              $    (0.10)       $      0.02      $      0.04       $      0.05
         Diluted                            $    (0.10)       $      0.02      $      0.04       $      0.04

Weighted average number of common
shares outstanding
         Basic                                4,745,897         4,562,969        4,755,243         4,558,016
         Diluted                              4,745,940         4,932,794        4,755,243         4,963,031



The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                June 30, 1999             September 30, 1998
                                                                -------------             ------------------
                                                                (Unaudited)                  (Audited)
                      ASSETS

Cash and cash equivalents                                       $    3,820,543              $      914,509
Accounts receivable, net                                             9,976,424                  19,612,934
Inventory                                                              596,164                   2,586,236
Other current assets                                                   820,336                     894,549
                                                                --------------              --------------
   Total current assets                                             15,213,467                  24,008,228
                                                                --------------              --------------
Property, plant and equipment, net                                   3,239,012                   3,509,345
Other assets                                                           358,092                     339,692
                                                                --------------              --------------
   Total assets                                                 $   18,810,571              $   27,857,265
                                                                ==============              ==============

                 LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                                        $        - 0 -              $    3,020,234
Accounts payable and accrued liabilities                             5,210,213                  11,578,993
Other current liabilities                                               97,518                      94,764
                                                                --------------              --------------
   Total current liabilities                                         5,307,731                  14,693,991
Long-term liabilities                                                1,634,111                   1,611,355
                                                                --------------              --------------
   Total liabilities                                                 6,941,842                  16,305,346
                                                                --------------              --------------
Stockholders' Equity:
         Preferred stock, no par value                                   - 0 -                       - 0 -
         Common stock, $.01 par value                                   55,152                      55,152
         Additional paid-in capital                                  6,486,517                   6,317,617
         Retained earnings                                           6,126,938                   5,922,536
         Less: Treasury stock (at cost)                              (799,878)                   (743,386)
                                                                --------------              --------------
   Total stockholders' equity                                       11,868,729                  11,551,919
                                                                --------------              --------------
   Total liabilities and
      stockholders' equity                                      $   18,810,571              $   27,857,265
                                                                ==============              ==============




The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine Months Ended June 30,
                                                                            1999               1998
                                                                            ----               ----
Cash Flows From Operating Activities
  Net Income                                                       $     204,402      $     209,716
  Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization                                  247,500            208,200
          Compensatory stock options issued to non-employees             168,900                -
                                                                                                0 -
          Changes in assets and liabilities
              Accounts receivable                                      9,665,946          (498,636)
              Inventory                                                1,990,072          6,174,830
              Prepaid expenses                                         (206,763)              - 0 -
              Recoverable income taxes                                   251,540              - 0 -
              Other assets                                              (18,400)          (178,464)
              Accounts payable and accrued liabilities               (6,368,780)        (3,877,241)
              Income taxes payable                                         - 0 -          (499,214)
                                                                   -------------      -------------
                 Net Cash Provided by Operating Activities             5,934,417          1,539,191
                                                                   -------------      -------------
Cash Flows From Investing Activities
   Purchase of fixed assets                                             (77,167)        (2,447,623)
                                                                        --------        -----------
        Net Cash Used in Investing Activities                           (77,167)        (2,447,623)
                                                                        --------       -----------

Cash Flows From Financing Activities
   Net proceeds from (payments under) supplier credit facility       (3,020,234)          2,106,893
   Net proceeds from term loan                                           100,000              - 0 -
   Net proceeds from government grant                                    100,000              - 0 -
   Net proceeds from the exercise of stock options                         - 0 -             19,500
   Payments of long-term liabilities                                    (74,490)           (32,277)
   Purchase of treasury stock                                           (56,492)              - 0 -
                                                                   -------------      -------------
        Net Cash Provided by (Used in) Financing Activities          (2,951,216)          2,094,116
                                                                   -------------      -------------

        Net Increase in Cash and Cash Equivalents                      2,906,034          1,185,684

Cash and Cash Equivalents at Beginning of Period                         914,509            437,594
                                                                   -------------      -------------
Cash and Cash Equivalents at End of Period                         $   3,820,543      $   1,623,278
                                                                   =============      =============

Supplemental Disclosures of Cash Flow Information
   Cash paid during the year for:
        Income taxes                                                $    205,724      $     809,910
        Interest                                                         217,187            701,324




The accompanying notes are an integral part of these statements.

SYSCOMM INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1998, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 1999, or any future interim period.

     2. Commitments and Contingencies

     (A) Employment Agreements

     Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. These contracts expire on September 30, 1999. The employment agreements include base salary and incentive plans, which are reviewed on an annual basis by the Company's Compensation Committee. For fiscal 1999, John H. Spielberger will receive a base salary of $128,000 and Dennis R. Wilson will receive a base salary of $112,000. Under the incentive plan for fiscal year 1999, John H. Spielberger will receive 2 1/2% of the earnings before income taxes on a quarterly basis and will receive on an annual basis an additional 1% of the earnings before taxes. Dennis R. Wilson will receive on an annual basis 1% of the earnings before taxes. In addition, both executives have certain annual goals and objectives, which if met, could earn them additional incentives. Thomas J. Baehr and Norman M. Gaffney, the other two senior executives previously covered by employment agreements are no longer employed by the Company.

     Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Results of Operations:
Three Months Ended June 30, 1999  Compared with Three Months Ended June 30,
1998

The Company recorded a net loss for the three months ended June 30, 1999 of $478,094 or $.10 per share compared to net income of $89,088 or $.02 per share for the same period last year. The net loss is attributable to the significant decline in sales.

Revenues

     Sales for the three months ended June 30, 1999 were $14,017,525 compared with $26,416,609 for the same period last year, a decrease of $12,399,084 or 46.9%. This decrease in sales is the result of what the Company believes is a slowdown attributable to customers deferring the start of new projects due in large measure to Y2K uncertainties. In addition, sales have also been affected by the Company's decision to forego business that does not meet the Company's minimum standards of profitability.

Gross Profit

     Gross Profit as a percentage of sales were 8.7% for the three months ended June 30, 1999 compared to 9.5% for the same period last year. The Company believes that the slight decrease for the quarter was the result of the soft market conditions that existed as a result of Y2K concerns.

Selling & Administrative Expenses

     Selling and administrative expenses for the three months ended June 30, 1999 decreased by $72,950 or 3.5% to $1,994,503 from $2,067,453 for the same period last year. For the three months ended June 30, 1999, the Company recorded approximately $170,000 for compensation to non-employees relating to the issuance of stock options. In addition, the Company hired nine systems engineers during the quarter, expanding the size of the InfoTech Consulting Group. The cost of these additional expenses kept selling and administrative expenses at a high level relative to the reduced sales volume, but were deemed necessary investments.

Interest Expense

     Interest expense for the three months ended June 30, 1999 decreased $209,484 or 85.3% to $35,972 from $245,456 for the same period last year. The decrease is attributed to a reduction in borrowing as a result of the Company's reduction in inventory and accounts receivable. The Company had virtually no interest bearing debt during the third quarter of Fiscal 1999 with the exception of the mortgage on its Shirley facility and a $100,000 term loan. The inventory reduction is due primarily to the Company's decision to utilize a new distributor-based supply arrangement. Accounts receivable is lower due to reduced sales levels and more stringent monitoring of collections.



Income (loss) from Operations before Income Taxes

     The loss before income tax benefit for the three months ended June 30, 1999 was $797,094 compared to income before income taxes of $151,688 for the same period last year. The decrease of $948,782 was attributable to the significant decrease in sales.

Taxes

     The Company had a tax benefit of $319,000 for the three months ended June 30, 1999, compared to an effective tax rate of 41.3% for the same period last year.

Nine Months Ended June 30, 1999 Compared With Nine Months Ended June 30, 1998

     Net income for the nine months ended June 30, 1999 was $204,402 compared to $209,716 for the same period last year. Basic earnings per share were $.04 for the nine months ended June 30, 1999 versus $.05 for the same period last year. Basic earnings per share were calculated using 4,755,243 common shares outstanding for the nine months ended June 30, 1999 versus 4,558,016 for the same period last year. Net income remained virtually the same as the prior year despite the significantly lower sales volume due to savings in selling and administrative costs and reduced interest expense.

Revenues

     Sales for the nine months ended June 30, 1999 decreased by $21,005,468 or 27.4% to $55,701,422 from $76,706,890 for the same period last year. This decrease reflects what the Company believes is a slowdown due to Y2K uncertainties, which has customers deferring new projects until these uncertainties are resolved. Additionally, sales have been affected by the Company's decision to forego business that cannot meet minimum standards of profitability.

Gross Profit

     Gross profit as a percentage of sales were 10.7% for the nine months ended June 30, 1999 compared to 9.4% for the same period last year. This increase reflects the Company's strategy to focus on mid-range computer sales and services. Additionally, the Company has received better pricing through its new distributor-based supply arrangement for purchasing product.

Selling & Administrative Expenses

     Selling and administrative expenses for the nine months ended June 30, 1999 decreased $647,449 or 10.6% to $5,449,208 from $6,096,657 for the same period last year. The decrease is due to a company-wide initiative focused on cost containment. During the third quarter of Fiscal 1999, the Company made an investment in personnel expanding the size and capabilities of its InfoTech Consulting Group. In addition, several seasoned sales representatives were hired. The Company believes that these are necessary investments aimed at making the Company a leading provider of mid-range services.

Interest Expense

     Interest expenses for the nine months ended June 30, 1999 decreased $484,137 or 69% to $217,187 compared to $701,324 for the same period last year. The decrease in interest is a direct result of the significant decrease in inventory and accounts receivable.

Income from Operations before Income Taxes

     Income from operations before income taxes for the nine months ended June 30, 1999 was $344,402, a decrease of $15,914 from the $360,316 in the same period last year. The income from operations before income taxes for Fiscal 99 was virtually unchanged from the prior year despite the significant reduction in sales which was offset by higher gross profit percentages, lower selling and administrative expenses and reduced interest expense.

Taxes

     The Company's effective tax rate for the nine months ended June 30, 1999 and 1998, was 40.7 and 41.8, respectively.

Liquidity and Capital Resources

     The Company's current ratio at June 30, 1999 and 1998 was 2.87 and 1.63, respectively. Working capital at June 30, 1999 was $9,905,736 an increase of $1,585,052 over the same period last year. Working capital increased due to the receipt of the proceeds of the mortgage taken on its Shirley facility.

     Cash provided by operating activities was $5,934,417 and $1,539,191 for the nine months ended June 30, 1999 and 1998, respectively, due primarily to reductions in the Company's inventory and accounts receivable in 1999 and inventory in 1998. Cash used in investing activities was $77,167 and $2,447,623 for the nine months ended June 30, 1999 and 1998, respectively, and was used to purchase computer equipment in 1999 and finance the Company's new facility in 1998. Cash used in financing activities during the nine months ended June 30, 1999 was $2,951,216 and represented net payments made under the Supplier Credit Facility, long-term debt, the purchase of treasury stock and the net proceeds from a term loan and government grant. For the nine months ended June 30, 1998, cash provided by financing activities was $2,094,116 and represented net proceeds received under the Supplier Credit Facility.

     The Company has a credit arrangement with IBM Credit Corporation pursuant to which it may borrow up to 85% of its eligible receivables and 100% of eligible inventory up to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of June 30, 1999, interest on outstanding borrowings was prime or prime plus 6.5% should the Company fail to meet certain collateral requirements. Throughout fiscal 1998 and the first nine months of fiscal 1999, the Company has been in a positive collateral position with IBM Credit. The Company believes that its present line of credit with IBM Credit Corporation, coupled with its current earnings capacity, will be sufficient to meet its capital and operational requirements for at least the next twelve months.


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

     Based upon its identification and assessment, the Company has replaced or modified some of its computer equipment and software that it had identified as not year 2000 ready. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company began its Year 2000 identification, assessment, remediation, and testing efforts in October 1997. As of June 4, 1999, the Company has completed final testing and is now 100% year 2000 ready.

     The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as the anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not be material. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

     The Company has not fully developed a comprehensive contingency plan to address situations that may result from the year 2000. If Year 2000 compliance issues are discovered, the Company will evaluate the need for contingency plans relating to such issues.

     The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts are based upon management's good-faith estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, possible third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "Year 2000 Compliant" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimateable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under such circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to Year 2000 issues.

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

     None

     Item 3. Defaults Upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None

     Item 5. Other Information

     Effective May 28, 1999, Thomas J. Baehr resigned as President and Chief Operating Officer of Information Technology Services, Inc. and as a Vice
President and Director of SysComm International Corporation. In addition, effective May 20, 1999, Norman M. Gaffney resigned as a Director of SysComm International Corporation.

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

     (b) Reports on Form 8-K

     None.
________________________________________________________________________*
Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 333-25593

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SYSCOMM INTERNATIONAL CORPORATION
                                  (Registrant)



                                  By:/s/ John H. Spielberger
                                     ------------------------------------------
                                     John H. Spielberger
                                     President and Chief Executive Officer



                                  By:/s/ Dennis R. Wilson
                                     ------------------------------------------
                                     Dennis R. Wilson
                                     Vice President, Chief Financial Officer
                                     And Secretary