Form 10-K
period 1999-09-30
SYSCOMM INTERNATIONAL CORP
filed 1999-12-17
CIK 1037417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1999

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

     The aggregate market value of the 2,143,176 shares of Common Stock held by non-affiliates of the Company as of December 3, 1999 is $2,010,299.

         The number of shares outstanding of each of the registrant's classes of common equity as of December 3, 1999 is as follows:

 Class of Common Equity                                       Number of Shares
 ----------------------                                       ----------------
      Common Stock                                                4,720,894
     par value $.01


     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before December 27, 1999.

                                     PART I

Item 1.  BUSINESS

General

     SysComm International Corporation ("SysComm" or the "Company"), through its wholly owned subsidiary, Information Technology Services, Inc. ("InfoTech"), has been a leading systems integrator and reseller of computer hardware, operating software and networking applications to Fortune 1000 companies. From 1985 until recently, the Company's primary focus has been on the sale, integration and servicing of International Business Machine Corporation ("IBM") products including personal computers, mid-range systems based on the IBM RS/6000, servers, the IBM AS/400 and the System/390 mainframe. In addition, the Company integrates, resells and services products from such manufacturers as Hewlett Packard, Compaq, Microsoft, and Novell. Because of the recognition by the Company that margins were shrinking on its core business, and because of a change in IBM's policies with respect to the Authorized Assembler Program ("AAP"), in the last year the Company made a strategic decision to fundamentally change the nature of its business. The Company will continue to provide its customers with cost efficient, comprehensive solutions that satisfy their information technology requirements, but the product offerings will be less focused on PC products and hardware, and more on mid-range products network connectivity, services and consulting to develop e-solutions.

     During the last year, the Company has been transitioning its workforce, through training and specialized hires, to position itself as a total e-business solutions provider of hardware, software and consulting services. In addition, while maintaining its elite status as an IBM Tier II Premier Business Partner in mid-range systems, the Company has expanded its capabilities in web design and creation, remote access to databases via web interface, and Tivoli enterprise systems management.

     A significant percentage of the Company's revenues continues to be derived from sales to customers in the financial and investment communities. However, the Company's customer base also includes retailers, manufacturers, health care providers, distributors, colleges, universities and state and local government agencies. The Company's customers include:


Baystate Medical Center                 Liberty Mutual                             Spear, Leeds & Kellogg
Brown Brothers Harriman                 Mass. Financial Services                   Sungard
Citibank                                Memorial Sloan - Kettering Hospital        The City of New York
CPC International                       Mount Sinai Medical Center                 The City University of New York
Deutsche Bank                           Northeastern University                    The Hartford
Dowling College                         Pfizer                                     The Stop & Shop Companies
Fidelity Investments                    Philip Morris                              Unisys Corporation
Gillette                                Prudential Insurance Company               United Healthcare
Harvard University                      Reuters America                            Witco Corporation
IBM                                     Sony
Lawrence Public Schools

     The Company intends to pursue new business by focusing on the sale and integration of high-end systems in the financial, commercial, governmental, healthcare and educational areas. To this end, the Company has the following growth strategies: (i) targeting markets, particularly those businesses seeking to expand their presence on the internet, (ii) offering a more complete line of IBM products, (iii) expanding its role as an IBM Premier Business Partner, and
(iv) targeting client-server architecture, e-commerce, enterprise network management and website hosting.

Strategy

     The Company is striving to become a leading supplier of Enterprise Computing in e-Business solutions that enable customers to maximize return on technology investments by providing open, integrated end-to-end solutions from system architecture and implementation to hardware and software procurement. The Company strives to offer its customers high quality computer and networking system hardware, related operating system software and network design, system implementation and support services in a timely, cost-effective manner. The Company believes that the following factors are significant elements to the successful implementation of this strategy:


         Targeting Markets

     The Company has an eleven (11) year track record as a market leader in the installation and integration of high-level information systems to the banking and financial services communities. In addition, the Company has recently begun to focus on other selected, major markets, including retailers, manufacturers and distributors, institutions of higher learning, health care and pharmaceutical companies, and state and local government agencies. The Company's in-depth understanding of its customers' current and future needs combined with its experience and in-depth market focus enable it to offer an optimum range of products and services that meet each customer's requirements.

         Offering a Complete Line of IBM Products

     The Company has chosen to represent primarily IBM products because it believes that IBM is the world's premier designer and manufacturer of computer equipment, software and networking products. The wide range of products and services offered by the Company, include personal computers (desktop workstations, file servers and notebook computers), mid-range computers (RS/6000 and AS/400 systems), IBM S/390 mainframe, and IBM software products, including Lotus Domino, ADSM, HACMP and DB 2. The Company also offers enterprise network management software from Tivoli Systems, an IBM subsidiary. The Company believes that its current mix of products meets the needs of its customers and helps the Company in achieving its goal of becoming a total solution integrator.

         Expanding the Company's Role as an IBM Premier Business Partner

     The Company's designation as an IBM and Tivoli Premier Business Partner provides it with important competitive advantages. In 1997, 1998 and 1999, the Company was among a small number of value-added resellers selected by IBM as a Premier Business Partner. This designation by IBM was in recognition of the Company's long-standing relationship with IBM, combined with its overall value, performance and contribution in value to its customers. The Company believes that the principal advantage to being a Premier Business Partner is the potential referral of business by IBM.


         Targeting the Client-Server Architecture and Business Intelligence Markets

     Client-Server refers to the migration of software applications and data from a centralized mainframe or legacy environment to a system of distributed servers with data access via local and wide area networks. The Company is certified by IBM to sell IBM Client Server solutions.

     Business Intelligence refers to the analysis of vast quantities of information within a corporate enterprise which is used to make business decisions such as investments, product development and marketing programs. The Company is certified by IBM to sell IBM Business Intelligence solutions.

     E-Business  refers to the conduct of business on the  Internet  (World Wide
Web). The Company offers turn-key e-business solutions based on its IBM certification and skill sets acquired with new hires. This allows the Company to perform online design and Intranet/Internet programming, combined with other support skills, to deliver dynamic web solutions.

     The Company also provides web-hosting and design services which entails designing, implementing and maintaining customer web sites on the Company's equipment located at its Shirley, New York location.

     Enterprise network management encompasses the management of all facets of a network from and including the desktop, cabling, servers, communications network and host. The Company uses the Tivoli Management Environment to provide planning, architecture, and implementation services.


Industry Background

     Complex computer information processing systems, the foundation on which business and organizations now function, are continuously being redesigned, modified and upgraded as new computer and telecommunications technologies are introduced. Until the mid-1980's, either mid-range or mainframe computer systems were used to manage an organization's mission-critical, transaction-oriented commerce and business functions, such as banking, credit transactions, retail point-of-sale transactions and airline reservations. Client/server networks support access to these functions, either within a single site or from numerous geographically-dispersed sites.

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

     The Company believes that these two information system models -legacy systems and client/server systems - will continue to coexist, each containing advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based upon factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems, the explosive growth of the Internet (and related World Wide Web) and stand-alone intranets, the convergence of computer and telecommunications technologies and the universal recognition of information systems as the medium for commerce, finance, education and administration. Mid-range and mainframe computer systems remain important in this changing environment, and the Company intends to exploit opportunities in both segments of the high end computer system markets. At the same time, manufacturers such as IBM and Sun Microsystems are increasing their reliance upon companies such as SysComm to work with mid-and large-sized businesses and organizations to provide single-source responsibility for the design, procurement, installation and implementation of such systems.

Principal Markets and Customers

     Since 1994, the Company has sold and delivered computer systems, network products, software, maintenance and system support services to more than 800 customers throughout the United States and in more than 20 countries worldwide. Based on its installed customer base, the Company believes it is a leading IBM supplier/systems integrator of mid-range and computer/network systems in the northeastern United States. No one customer accounted for more than 6% of the Company's total revenues in fiscal year 1997. In fiscal year 1998, the Company's top customer accounted for approximately 6.8% of total revenues. In fiscal year 1999, the Company's top customer accounted for approximately 8.6% of total revenues. In fiscal year 1999, the Company's top five customers (3 of which were new) accounted for 24.7% of total revenues.

Dependence on Major Customers; Risk of Industry Concentration


     For the last three (3) fiscal years, 1997, 1998, and 1999, a significant portion (28%, 21%, and 25% respectively) of the Company's revenues were derived from sales to five principal customers, which customers varied annually, and encompass markets wherein the demands of any one customer may vary greatly. In addition, the Company does not have any exclusive long-term arrangements with its customers for the continued sales of computer systems. Although the number of customers who purchase at least $250,000 of computer systems from the Company has increased from 29 in fiscal year 1995 to 67 in fiscal year 1999, the failure to acquire a significant or principal customer or to maintain its relationship with its principal customers could have a material adverse effect on the Company's operations.

     In the fiscal year ended September 30, 1999, approximately 10.3% of the Company's sales of computer systems were to customers in the banking, financial and securities industry based in the Northeastern United States. Although the Company continues to broaden its market focus to include sales to other markets, such as educational institutions, government agencies, healthcare and insurance companies, the Company expects that it will continue to derive a substantial percentage of its sales of computer systems from such banking, financial and securities businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such company's information processing system requirements, could have a material adverse affect on the Company's results of operations.


Product Lines

     The Company has access to a full range of computer product lines, networking and interconnectivity systems and operating software, from IBM, Hewlett Packard, and Compaq, as well as other selected manufacturers. However, the Company has concentrated its efforts in developing strong relationships with IBM because it believes that IBM offers the most comprehensive and well established product line in the industry. The Company has had a long term relationship with IBM whereby it has the opportunity to configure, sell and service IBM's full line of PCs, mid-range information and mainframe processing systems. The Company believes its strong marketing and technical skills enable it to continue to have a strong business relationship with IBM. The Company's principal sales revenues are derived from the following: (i) IBM PC systems;
(ii) IBM RS/6000 systems; (iii) IBM AS/400 systems; and (iv) communication and networking systems.


IBM PC Systems

     IBM is one of the world's leading designers and manufacturers of personal computer systems. IBM's personal computer product line includes mobile (notebook) and desktop workstations as well as file, application and network servers.

     For many years, the Company's sales volume of PCs enabled the Company to purchase products directly from IBM for resale at the lowest prices available. In fiscal year 1997, the Company's sales of IBM PC products were approximately $35 million or 39% of the Company's annual sales.

     In March of 1997, the Company commenced operation of an IBM PC systems assembly facility. Such a program required the commitment of significant capital to hire and train a high quality workforce, to establish an appropriate assembly facility and to initially increase its inventory of components. A further requirement was the Company's need to attain and maintain ISO 9002 registration standards, the registered international standard for ensuring the consistent and measurable quality of products and services. Because of low margins and a change in IBM's policies with respect to the IBM Authorized Assembler Program, the Company ceased PC manufacturing activities. The Company, however, continues to sell large amounts of PC products. In fiscal 1998 and 1999, PC products accounted for 27.4% and 14.8% of total sales, respectively.


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

     In 1996 and 1997, IBM recognized the Company (ranked by dollar value of systems sold) as its largest "Solution Provider" for RS/6000 systems in North America. For fiscal 1997, 1998 and 1999, the Company's sales of the RS/6000 were approximately $40 million, $46 million and $33 million or 45% and, 47% and 46% of revenues, respectively. The Company considers RS/6000 systems to be an integral product for future increases in

IBM AS/400

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

All Other Products

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

     Other. The Company is authorized to sell other manufacturers' personal computer systems, networking, printers and software products including: Bay Networks, Compaq, Lexmark, Hewlett Packard, Microsoft, and Novell. The Company's agreements with such suppliers allow for volume discounts if certain quotas are met. Although the Company, to date, has complied with these agreements, there is no assurance that the Company will continue to meet such quotas. To the extent that it does not comply with such terms, the Company may lose its status as an authorized reseller for such suppliers. For fiscal year 1999, the Company's sales of non-IBM products accounted for approximately $18.9 million, or 27%, of total revenue.

Dependence on IBM as a Supplier

     For the fiscal years ended September 30, 1997, 1998 and 1999, in excess of 84% of the Company's revenues resulted from the sale of personal computers,
mid-range   computer  systems,   networking   systems  and  operating   software
manufactured by IBM. Although the Company has had a long standing reseller relationship with IBM, IBM may terminate this relationship with the Company at will and upon relatively short notice. The Company's reseller arrangements with IBM are not exclusive. Moreover, IBM is not obligated to have product on hand for timely delivery to the Company, nor can IBM guarantee product availability in sufficient quantities to meet the Company's demands.

     In September 1997, IBM announced new criteria which its resellers must meet in order to be eligible to acquire personal computers directly from IBM. Beginning on January 1, 1998, in order to directly purchase from IBM, resellers must have purchased a minimum of $100 million worth of computer systems and other products directly from IBM during the period between January 1, 1997 and December 31, 1997. Beginning on January 1, 1999, resellers must have purchased a minimum of $150 million worth of computer systems and other products directly from IBM during the period January 1, 1998 through December 31, 1998. IBM has stated that resellers who are approved to assemble IBM PCs under the AAP, must meet this new criteria to purchase components directly from IBM.

     The Company has not satisfied the volume requirements under the AAP and does not expect future purchases to do so. The Company terminated its involvement in the AAP in April 1999. The Company currently purchases many components from third-party distributors such as Pinacor and Ingram Micro on terms more favorable than the Company was receiving from IBM direct.

Financing Agreement

     The Company's  business  activities  are capital  intensive,  requiring the
Company to finance accounts receivable and inventory. The failure to obtain adequate product financing on a timely basis could have a material adverse affect on the Company's business, results of operations and financial condition. Pursuant to the Company's financing agreement ("Financing Agreement") with IBM Credit Corporation ("IBM Credit"), the Company is permitted to borrow up to $27,500,000 based upon 85% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. As of September 30, 1998 and 1999, borrowings outstanding under the Financing Agreement were $3,020,234 and zero, respectively. Pursuant to the Financing Agreement, the Company's credit availability is reduced by the aggregate amount of accounts payable owed to IBM credit which, as of September 30, 1998 and 1999 was $9,855,736 and $3,282,454, respectively. The Financing Agreement is subject to temporary increases, thereby increasing the line of credit to $41,250,000 during certain periods. The Company is also required to comply with certain financial covenants.

     The amount of credit available to the Company pursuant to the Financing Agreement at any point in time may be adversely affected by factors such as delays in collection or deterioration in the quality of the Company's accounts receivable, inventory obsolescence, economic trends in the computer industry and interest rate fluctuations. Any decrease or material limitation on the amount of capital available to the orders, purchase inventory or expand it sales levels and, therefore, would have a material adverse effect on the Company's financial conditions and results of operations. The Company has had a credit facility with IBM Credit since 1992 and was renewed until September, 2000. However, there can be no assurance that the credit facility will be renewed, or that if renewed, the financing to the Company under this renewal will be available in amounts at comparable or better terms than those in effect. The inability of the Company to have continuous access to such financing at reasonable costs would materially and adversely impact the Company's financial condition and results of operations.

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

     The Company currently has sales offices in six locations: New York City, Shirley, and Buffalo, New York; Waltham, Massachusetts; Marlton, New Jersey; and Fairfield, Connecticut. Currently, the Company employs approximately 50 field sales representatives and system engineers. The sales efforts are led by the Company's senior executives, John H. Spielberger, Jeff Rettinger and Lowell Shulman, who have more than 60 years of combined experience in sales of high-level computer systems. The Company believes that due to the complex nature of the computer products it sells and supports, maximum marketing effectiveness can only be achieved by sales specialization. Each sales representative is trained in one specific product line and representatives of one product line can call upon specialized sales and systems engineering personnel from another product line.

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

Competition

     The markets in which the Company operates are characterized by intense competition from several types of network integrators and technical service providers, including mainframe and mid-range computer manufacturers and outsourcers, including, among others, Sun Microsystems, Electronic Data Systems Corporation, Hewlett-Packard Company, Andersen Consulting, IBM Global Services
and UNISYS. Other competitors which purchase directly from IBM, like the Company, include value-added resellers, systems integrators and third-party service companies, including CompuCom Systems, Inc., InaCom Corp., MicroAge, Inc., EnPoint Technologies and GE ITS. While the Company receives sales and marketing assistance from IBM, including introductions and referrals to potential customers, the Company, from time to time, faces direct competition from IBM with respect to large contracts. The Company expects to face further competition from new market entrants and possible alliances between competitors in the future. Certain of the Company's current and potential competitors have greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than the Company. No assurance can be given that the Company will be able to compete successfully against current and future competitors.


     The Company's ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services and other support capabilities. While there can be no assurance that the Company will be able to continue to compete successfully with existing or new competition, the Company believes that it currently competes favorably due to its focus and expertise of network integration and mid-range infrastructure services.

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


Dependence on Key Personnel

     The Company's success during the foreseeable future will depend largely upon the continued services of its founder and Chief Executive Officer, John H. Spielberger. The loss of any of the services of the Company's key executive could have a material adverse affect on the Company's business, ongoing results and financial condition. In addition, the Company has attempted to mitigate the risks associated with its dependence on John H. Spielberger by obtaining $1,000,000 key person life insurance policy on his life. The Company's success also depends in part on its ability to attract and retain qualified managerial, technical, sales and marketing personnel. The Company's results of operations could be adversely affected if the Company were unable to attract, hire, assimilate, and train these personnel in a timely manner.

Control by Principal Stockholder

     As of September 30, 1999, John H. Spielberger, Chairman of the Board, President and Chief Executive Officer of the Company, beneficially owned approximately 53% of the Company's outstanding Common Stock. As a result of his stock ownership, Mr. Spielberger has effective control of the Company and the power to control the outcome of matters submitted to a vote of the Company's stockholders, such as the election of at least a majority of the members of the Company's Board of Directors and to direct the future operations of the Company. Such concentration may have the effect of discouraging, delaying or preventing a change in control of the Company.

Anti-Takeover Provisions

     Certain provisions of the Company's Amended and Restated Certificate of Incorporation ("Certificate of Incorporation"), Amended and Restated By-laws ("By-Laws") and Delaware law may be deemed to have an anti-takeover effect. The Company's Certificate of Incorporation provides that the Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. Moreover, the Company's Certificate of Incorporation and By-Laws provide that its Board of Directors is divided into three classes serving staggered three year terms, resulting in approximately one-third of the directors being elected each year and also contain certain other provisions relating to voting and the removal of the officers and directors. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of the Company or a change in control of the Company

Employees

     As of September 30, 1999, the Company had 72 full-time employees. The Company has no collective bargaining agreements and believes its relations with its employees are good.

Significant Fluctuations in Quarterly Results

     The Company's quarterly operating results have fluctuated in the past and may continue to do so in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of the Company's delivery of significant orders, the ability of manufacturers to deliver, in a timely fashion, products for which the Company has received orders, the length of the sales cycle, receipt of volume discounts, the demand for products and services offered by the Company, the introduction or announcements by IBM and other manufacturers relating to new products, the hiring and training of additional personnel, as well as general business conditions.

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

Item 2.  Properties

     In May 1998, the Company's new 40,000 square foot assembly, warehouse and headquarters facility located in Shirley, New York became operational. The total cost to construct and equip this facility was approximately $2.325 million, exclusive of land. Construction costs were reduced by $100,000, after application of a $100,000 grant from The Empire State Development Corporation in 1999.

     The Company leases 5,027 square feet of general office space in New York City pursuant to a five year lease at an annual rental of $130,704. This lease expires on February 28, 2002.

     The Company leases 5,350 square feet of general office space in Waltham, Massachusetts pursuant to a five year lease with an initial term which expired on October 31, 1999. The lease provided for rental payments in the amount of $70,085 annually for the period from December 1, 1994 through September 30, 1997 and $76,772 annually for the period from October 1, 1997 through October 31, 1999. Effective November 1, 1999, the Company amended this lease to reduce the leased area to 2,850 square feet and extended the term through January 31, 2002 at a base annual rental of $62,700 subject to escalation.


     The Company leases 340 square feet of general office space in Marlton, New Jersey for $13,200 per year, expiring on January 31, 2000.

     The Company leases 795 square feet of general office space in Fairfield, Connecticut for $17,180 per year. The lease expires on November 30, 2002.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     (a) The Company's Common Stock, par value $.01 per share (the "Common Stock"), trades on the Nasdaq SmallCap Stock Market under the symbol SYCM. The following table sets forth for each period indicated the high and low sales prices for the Common Stock through September 30, 1998 and 1999, as reported by
Nasdaq:

                                                                                 Sales Prices
                                                                                 ------------

                                                                       High                         Low
                                                                       ----                         ---

                       Fiscal 1998
                       -----------

Quarter Ended December 31, 1997                                        6 1/4                         5
Quarter Ended March 31, 1998                                           5 1/4                         4 1/4
Quarter Ended June 30, 1998                                            4 19/32                       1 3/4
Quarter Ended September 30, 1998                                       3                             1 1/8

                       Fiscal 1999
                       -----------

Quarter Ended December 31, 1998                                        1 3/4                        1 1/16
Quarter Ended March 31, 1999                                           3                            1 1/8
Quarter Ended June 30, 1999                                            2                            1 1/4
Quarter Ended September 30, 1999                                       2 1/2                        1 3/16


     The foregoing over-the-counter market quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     On or about September 16, 1998, the Company received notification from Nasdaq that because its market value of public float (MVAF) had fallen below the $5,000,000 threshold set forth in Marketplace Rule 4450(A)(2) for a period of ten (10) consecutive trade days, its stock could be subject to possible delisting action from the Nasdaq National Market. The Company attended a hearing before Nasdaq officials in early 1999 to explain why its stock should continue to be listed on the Nasdaq National Market. Nasdaq officials ruled to delist the Company from the National Market. As a result, the Company's stock is currently traded on the Nasdaq SmallCap Market.


     (b) The number of recordholders of the Common Stock as of December 3, 1999 is approximately 53. The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock.

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

Item 6.  Selected Financial Data

     The following financial statement data as of and for the fiscal years ended September 30, 1997, 1998 and 1999 are derived from, and are qualified by reference to, the audited Consolidated Financial Statements included herein and should be read in conjunction with those Consolidated Financial Statements and the Notes thereto. The financial statement data as of and for the fiscal years ended September 30, 1995 and 1996 are derived from audited consolidated financial statements not included herein.

Consolidated Statement of Operations
Data                                      1995             1996            1997            1998            1999
                                          ----             ----            ----            ----            ----


Net sales .........................   $ 55,195,507    $ 98,446,698    $ 89,725,938    $ 98,302,636    $ 69,683,295
Cost of sales .....................     49,441,544      89,025,331      78,049,310      89,047,731      62,731,687
Inventory write-down ..............           --              --              --           657,491            --
                                      ------------    ------------    ------------    ------------    ------------
Gross Profit ......................      5,753,963       9,421,367      11,676,628       8,597,414       6,951,608
Selling and administrative
expenses ..........................      4,079,184       5,028,812       6,534,552       8,193,905       7,249,568
                                      ------------    ------------    ------------    ------------    ------------
Income/(loss) from operations .....      1,674,779       4,392,555       5,142,076         403,509        (297,960)
Interest expense (net) ............     (1,207,316)     (1,390,867)       (979,185)       (881,781)       (216,521)
Other income ......................         37,126          63,151           2,570         (35,000)          2,553
Realized loss on available-for-sale
securities ........................           --        (1,406,250)           --          (206,250)           --
                                      ------------    ------------    ------------    ------------    ------------
Income/(loss) from continuing
operations before income taxes ....        504,589       1,658,589       4,165,461        (719,522)       (511,928)
(Provision) benefit for income
taxes .............................       (223,769)       (735,886)     (1,761,855)        272,160         111,603
                                      ------------    ------------    ------------    ------------    ------------
Net income/(loss) .................   $    280,820    $    922,703    $  2,403,606    $   (447,362)   $   (400,325)
                                      ============    ============    ============    ============    ============

Per Share Data:
Income from continuing operations
                                      $        .08    $        .25    $        .61    $       (.10)   $       (.08)


Diluted weighted average number of
shares outstanding ................      3,614,040       3,677,290       3,931,846       4,613,750    $  4,771,364


                                           1995            1996             1997              1998             1999
                                           ----            ----             ----              ----             ----
Consolidated Balance Sheet Data:

Working capital.....................  $1,769,589      $3,342,545       $10,356,416      $9,314,237        $9,077,650
Total assets........................  18,471,659      32,102,557        38,104,036      27,857,265        19,301,700
Short term debt.....................  10,797,111      12,510,017        10,658,451       3,114,998            96,461
Long term debt......................       --             67,291            66,416       1,611,355         1,610,338
Stockholders' equity................    2,355,884       3,998,587        11,827,636     11,551,919        11,206,868

Item 7.  Management's Discussion and Analysis of Results of Operations

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

                                                        Year Ended September 30
                                                        -----------------------
                                                    1999          1998          1997
                                                    ----          ----          ----

Net sales.......................................... 100%          100.0%        100.0%
Cost of sales......................................(90.0)        (90.6)        (87.0)
Writedown of inventory............................. ---            (.7)         ---
                                                     ---------------------------------
Gross profit........................................10.0           8.7         13.0
Selling and administrative expenses.................(10.4)        (8.3)        (7.3)
                                                    ----------------------------------
Income/(loss) from operations....................... (.4)           .4          5.7
 Interest expense (net)..............................(.3)          (.9)        (1.1)
Realized loss on available-for-sale securities......  ---          (.2)         ---
                                                    ----------------------------------
(Loss)/income before income taxes....................(.7)          (.7)         4.6
Benefit/(provision) for income taxes................. .2            .3         (1.9)
                                                    ----------------------------------
Net (loss)/income................................... (.5)          (.4)         2.7
                                                    ----------------------------------




Fiscal Year 1999 Compared to Fiscal Year 1998

Sales for fiscal year 1999 decreased approximately 29% or $28,619,341 to $69,683,295 from $98,302,636 in fiscal year 1998. The decrease in sales was a result of customer reluctance to spend on new programs before the effects of the new millennium are understood and the Company transitioning its business from a PC assembler to a reseller of mid-range systems.

Gross profit as a percentage of sales increased to 10.0% in fiscal year 1999 from 8.7% in fiscal year 1998. This increase was primarily attributable to the inclusion of a $657,491 writedown of inventory in fiscal 1998 or .7% of sales.

Selling and Administrative expenses decreased by approximately 11.5% or $944,337 to $7,249,568 in fiscal year 1999 from $8,193,905 in fiscal year 1998. The reduction in expense is primarily due to cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts.

Interest expense decreased 70.7% or $628,075 to $260,140 in fiscal year 1999 from $888,215 in fiscal year 1998. The Company also believes that its constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, the Company uses all available funds to reduce its outstanding supplier credit facility on a daily basis. Net interest expense (interest expense less interest income) for fiscal year 1999 and 1998 was $216,521 and $881,781, respectively.

Loss from continuing operations before income taxes decreased by 28.9% to $511,928 in fiscal year 1999 from $719,522 in fiscal year 1998. This decrease resulted primarily from improved gross margin percentage and reduced interest expense referred to above.

The Company's effective tax rate was a negative 21.8% in fiscal year 1999 and a negative 37.8% in fiscal year 1998.

The Company's net loss for fiscal year 1999 decreased to $400,325 from $447,362 in fiscal year 1998 primarily due to the lost gross profit in fiscal 1999 being more than offset by the inventory write-off, increased operating expenses and interest expense in 1998.


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

Losses from operations before income taxes was $719,522 for fiscal year 1998 compared to income from operations before income taxes of $4,165,461 in fiscal year 1997. This absolute decrease of $4,884,983 is the result of the significant decline in gross profits along with the Company's writedown of inventory and the increase in selling and administrative expenses.


As a result of the loss, the Company had a tax benefit for fiscal year 1998 of $272,160. The effective tax rate for fiscal year 1998 was (37.83%). This compared to a tax provision of $1,761,855 for fiscal year 1997. The effective tax rate for fiscal year 1997 was 42.3%.

The Company's net loss for fiscal year 1998 was $447,362 or $.10 per diluted share compared to net income of $2,403,606 or $.61 per diluted share for fiscal year 1997. The decrease is the result primarily of a lower gross profit percent in fiscal 1998 and significantly higher operating expenses versus fiscal 1997.


Liquidity and Capital Resources


The Company's current ratios at September 30, 1999 and 1998 were 2.40 and 1.63, respectively. Working capital at September 30, 1999 was $9,077,650, a decrease of $236,587 from September 30, 1998.

Cash provided by operating activities was $4,569,649 in fiscal year 1999 and cash provided by operating activities was $9,342,275 in fiscal year 1998. The cash provided by operating activities during fiscal year 1999 and 1998 was the result of significant reductions in both inventory and accounts receivable. Cash used in investing activities was $109,357 and $2,607,070 for the fiscal years 1999 and 1998, respectively, and was used to finance capital expenditures. A 40,000 square foot facility was completed and occupied in May 1998 and houses the Company's corporate office, warehouse and assembly facility. Net cash used in financing activities was $3,111,280 in fiscal year 1999 and net cash used by financing activities was $6,258,290 in fiscal year 1998. The net cash used in financing activities during fiscal years 1998 and 1999 related to payments made under the Company's supplier credit facility.

Since 1992, the Company has had a series of credit arrangements with IBM Credit Corporation. Pursuant to the Financing Agreement, the Company may borrow up to 85% of its eligible receivables and 100% of eligible inventory, to a maximum of $27,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year which can increase the line of credit by as much as 50%. As of September 30, 1999, 1998 and 1997, interest on the outstanding borrowings is payable monthly at the prime rate, or prime rate plus 6.5% should the Company fail to meet certain collateral requirements. As of September 30, 1999 and 1998, borrowings outstanding under this facility were zero and $3,020,234, respectively. Additionally, $3,282,454 and $9,855,736 were included in accounts payable at September 30, 1999 and 1998, respectively, and are included against the maximum credit available.

The Company also received a grant of $100,000 and a loan of $100,000 from The Empire State Development Corporation to assist in the financing of the new facility in Shirley, New York.

The Company believes that its present line of credit with IBM Credit Corporation coupled with its projected earnings capacity will be sufficient to fund its operations and capital expenditures for at least 12 months. In addition, the Company secured a mortgage during fiscal year 1998 with Chase Manhattan Bank on its new facility in the amount of $1,650,000. The proceeds of this mortgage were used to pay down its debt with IBM Credit Corporation. Throughout fiscal years 1999 and 1998, the Company has been in a positive collateral position with IBM Credit Corporation resulting in the ability to draw down against its current line of credit whenever needed. The number of days sales outstanding for each of fiscal years 1999 and 1998 was 60 and 68 days, respectively. The Company is increasing its efforts in the accounts receivable area and is expecting to reduce its days sales outstanding in the coming fiscal year.


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

The following table sets forth certain quarterly information for the periods indicated:

                                                          Fiscal Year 1999
                                                          ----------------
                                            Sept. 30     June 30    March 31   Dec. 31
(in thousands)                                1999        1999       1999        1998
----------------------------------------------------------------------------------------
Net sales ..............................   $ 13,982    $ 14,018    $ 14,355   $ 27,329
 Gross profit ..........................        973       1,218       1,921      2,839
(Loss)/income from continuing operations
     before income taxes ...............       (827)       (777)        368        938
Net (Loss)/income(1) ...................       (605)       (478)        172        511


                                        Fiscal Year 1998                                    Fiscal Year 1997
                                        ----------------                                    ----------------
                                  Sept. 30,   June 30,   March 31,     Dec. 31,   Sept. 30,  June 30,   March 31,  Dec. 31,
(in thousands)                       1998        1998       1998         1997       1997       1997       1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Net sales .....................   $ 21,596    $ 26,417    $ 22,228    $ 28,062   $ 25,848   $ 24,719   $ 17,876   $ 21,283
Gross profit ..................      1,410       2,500       1,873       2,814      3,791      2,617      2,629      2,640
Income (loss) from
continuing operations
    before income taxes             (1,080)        152        (355)        564      1,481        868        855        962
Net income (loss)(1) ..........       (657)         89        (196)        317        851        502        490        560




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

Based upon its identification and assessment, the Company has replaced or modified some of its computer equipment and software that it had identified as not year 2000 ready. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing internal resources to identify and assess needed Year 2000 remediation, the Company began its Year 2000 identification, assessment, remediation, and testing efforts in October 1997. As of June 4, 1999, The Company completed final testing and is now 100% year 2000 ready.

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

Item 14.  Exhibits, Financial Statement Schedule and reports on Form 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS                                                       PAGE(S)

Index to Consolidated Financial Statements........................................................F-1

Independent Auditors' Report......................................................................F-2

Consolidated Balance Sheets as of September 30, 1999 and 1998.....................................F-3

Consolidated Statements of Operations for the years ended
  September 30, 1999, 1998 and 1997...............................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997.........................................................F-5

Consolidated Statements of Cash Flows for the years ended
  September 30, 1999, 1998 and 1997...............................................................F-6

Notes to Consolidated Financial Statements.................................................F-7 - F-19


(a)(2)  FINANCIAL STATEMENT SCHEDULE

Combined Consent and Report of Independent Accountants on Schedule................................S-1

Schedule II - Valuation and Qualifying Accounts...................................................S-2

(a)(3)  EXHIBITS

    *3.1      Form of Amended and Restated Certificate of Incorporation
    *3.2      Form of Amended and Restated By-Laws
    *4.1      Form of Common Stock Certificate
   *10.1      1988 Incentive Stock Option Plan
  **10.2      1998 Incentive Stock Option Plan
 ***10.3      1999 Employee Stock Purchase Plan
   *22.1      List of Subsidiaries
    23        Consent of Albrecht, Viggiano, Zureck & Company, P.C.
    27        Financial Data Schedule
---------------------------
* Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration Number 333-25593.

** Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on January 29, 1998.

*** Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on December 29, 1998.

(b)(1)  REPORTS ON FORM 8-K

         The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended September 30, 1999.

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


                                            SYSCOMM INTERNATIONAL CORPORATION
                                                        Registrant


                                    By:      /s/ John H. Spielberger, President
                                             ----------------------------------
Dated:  December 10, 1999                    John H. Spielberger , President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following



             Signature                                        Title                                  Date

/s/ John H. Spielberger                Chairman of the Board, President and Chief           December 10, 1999
-----------------------                Executive Officer (Principal Operating Officer)
John H. Spielberger

/s/ Thomas F. Belleau                  Vice President Finance, Secretary, Chief Financial   December 10, 1999
---------------------                  Officer and Director
Thomas F. Belleau

/s/ Lowell Shulman                     Vice President General Manager Consulting Services   December 10, 1999
------------------                     and Director
Lowell Shulman

/s/ John C. Spielberger                Director                                             December 10, 1999
-----------------------
John C. Spielberger

/s/ Cornelia Eldridge                  Director                                             December 10, 1999
---------------------
Cornelia Eldridge

/s/ Lee Adams                          Director                                             December 10, 1999
-------------
Lee Adams

/s/ Lawrence S. Brochin                Director                                             December 10, 1999
-----------------------
Lawrence S. Brochin

                        SYSCOMM INTERNATIONAL CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS



                                                 TABLE OF CONTENTS
                                                 -----------------


                                                                                                           Page No.
                                                                                                           --------


INDEPENDENT AUDITORS' REPORT............................................................................     F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.........................................................................     F-3

    Consolidated Statements of Operations...............................................................     F-4

    Consolidated Statements of Stockholders' Equity.....................................................     F-5

    Consolidated Statements of Cash Flows...............................................................     F-6

    Notes to Consolidated Financial Statements..........................................................     F-7

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
                                                                 (516) 434-9500


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
SysComm International Corporation and Subsidiary
Shirley, New York


We have audited the accompanying consolidated balance sheets of SysComm International Corporation and Subsidiary as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SysComm International Corporation and Subsidiary as of September 30, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.



/s/ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.

Hauppauge, New York
November 10, 1999

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1999 and 1998

                                                                                             1999                  1998
                                                                                      ------------------    ------------------
ASSETS

Current Assets
    Cash and cash equivalents                                                         $        2,263,521    $          914,509
    Accounts receivable, net                                                                  11,400,892            19,612,934
    Inventory                                                                                    741,561             2,586,236
    Recoverable income taxes                                                                     725,900               280,976
    Prepaid expenses                                                                             106,740                83,780
    Deferred income taxes                                                                        323,530               529,793
                                                                                      ------------------    ------------------

                                                            Total Current Assets              15,562,144            24,008,228

Property, Plant and Equipment, Net                                                             3,315,187             3,509,345

Other Assets                                                                                     424,369               339,692
                                                                                      ------------------    ------------------

                                                                    Total Assets      $       19,301,700    $       27,857,265
                                                                                      ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Supplier credit facility                                                          $              -0-    $        3,020,234
    Accounts payable and accrued liabilities                                                   6,378,033            11,578,993
    Current portion of long-term debt                                                             96,461                94,764
    Income taxes payable                                                                          10,000                   -0-
                                                                                      ------------------    ------------------

                                                       Total Current Liabilities               6,484,494            14,693,991

Long-Term Debt                                                                                 1,610,338             1,611,355
                                                                                      ------------------    ------------------

                                                               Total Liabilities               8,094,832            16,305,346
                                                                                      ------------------    ------------------

Commitments and Contingencies

Stockholders' Equity
    Preferred stock; no par value; 1,000,000
      shares authorized; none issued
    Common stock; $.01 par value; 40,000,000 shares authorized;
      5,523,589 sharesissued at September 30, 1999;
      5,515,200 shares issued at September 30, 1998                                               55,236                55,152
    Additional paid-in capital                                                                 6,473,892             6,317,617
    Retained earnings                                                                          5,522,211             5,922,536
                                                                                      ------------------    ------------------
                                                                                              12,051,339            12,295,305
    Treasury stock (at cost)                                                                    (844,471)             (743,386)
                                                                                      ------------------    ------------------

                                                      Total Stockholders' Equity              11,206,868            11,551,919
                                                                                      ------------------    ------------------

                                      Total Liabilities and Stockholders' Equity      $       19,301,700    $       27,857,265
                                                                                      ==================    ==================


See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended September 30, 1999, 1998 and 1997

                                                                 1999            1998            1997
                                                             ------------    ------------    ------------

Sales ....................................................   $ 69,683,295    $ 98,302,636     $89,725,938


Cost of Sales ............................................     62,731,687      89,047,731      78,049,310
Writedown of Inventory ...................................            -0-         657,491             -0-
                                                             ------------    ------------    ------------

                                                               62,731,687      89,705,222      78,049,310
                                                             ------------    ------------    ------------

                                              Gross Profit      6,951,608       8,597,414      11,676,628

Selling and Administrative Expenses ......................      7,249,568       8,193,905       6,534,552
                                                             ------------    ------------    ------------

                             (Loss) Income from Operations       (297,960)        403,509       5,142,076
                                                             ------------    ------------    ------------

Other Income (Expense)
    Interest expense .....................................       (260,140)       (888,215)       (986,087)
    Interest income ......................................         43,619           6,434           6,902
    Other ................................................          2,553         (35,000)          2,570
    Realized loss on available-for-sale
      securities .........................................            -0-        (206,250)            -0-
                                                             ------------    ------------    ------------

                                       Total Other Expense       (213,968)     (1,123,031)       (976,615)
                                                             ------------    ------------    ------------

                         (Loss) Income Before Income Taxes       (511,928)       (719,522)      4,165,461

Benefit (Provision) for Income Taxes .....................        111,603         272,160      (1,761,855)
                                                             ------------    ------------    ------------

                                         Net (Loss) Income   $   (400,325)   $   (447,362)   $  2,403,606
                                                             ============    ============    ============

Per Share Data
    Basic ................................................   $      (0.08)   $      (0.10)   $       0.67
    Diluted ..............................................          (0.08)          (0.10)           0.61

Weighted Average Shares
    Basic ................................................      4,749,519       4,593,065       3,562,033
    Diluted ..............................................      4,771,364       4,613,750       3,931,846

See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years ended September 30, 1999, 1998
                                    and 1997







                                                                    Additional
                                              Common Stock           Paid-In
                                      -------------------------
                                        Shares          Amount       Capital
                                      -----------   -----------   ------------

Balance as of September 30, 1996 ....   3,170,540   $    36,322   $    138,143

Common Stock Sold in Public Offerings
  Net of Offering Costs .............   1,385,000        13,850      5,472,309
Comprehensive Income:
Net Income ..........................
Unrealized Loss on Available-for-
  Sale Securities ...................

Total Comprehensive Income ..........
                                       -----------   -----------   ------------

Balance as of September 30, 1997 ....   4,555,540        50,172      5,610,452


Comprehensive Loss:
Net Loss ............................
Unrealized Loss on Available-for-
  Sale Securities ...................
Realized Loss on Available-for-Sale
  Securities ........................

Total Comprehensive Loss ............
Compensatory Stock Options
  Issued to Non-employees ...........                                  75,225
Exercise of Stock Options ...........     498,000         4,980        631,940
Purchase of Treasury Shares .........    (279,635)
                                       -----------   -----------   ------------

Balance as of September 30, 1998 ....   4,773,905        55,152      6,317,617

Net Loss ............................
Compensatory Stock Options
  Issued to Non-employees ...........                                 147,000
Common Stock Issued Pursuant
  to Stock Purchase Plan ............       8,389            84          9,275
Purchase of Treasury Shares .........     (61,400)
                                       -----------   -----------   ------------

Balance as of September 30, 1999 ....   4,720,894   $    55,236   $  6,473,892
                                       ===========   ===========   =============


                                                                  Accumulated
                                                                     Other                               Total
                                            Treasury Stock       Comprehensive        Retained       Stockholders'
                                      -------------------------                      ---------------------------------
                                        Shares          Amount       Income            Earnings          Equity
                                      -----------   -----------   ------------   -----------------  ------------------



Balance as of September 30, 1996 ....     461,660   $(142,170)         -0-            $3,966,292       $ 3,998,587

Common Stock Sold in Public Offerings
  Net of Offering Costs .............                                                                    5,486,159
Comprehensive Income:
Net Income ..........................                                                  2,403,606         2,403,606
Unrealized Loss on Available-for-
  Sale Securities ...................                                (60,716)                              (60,716)
                                                                                                        -----------
Total Comprehensive Income                                                                               2,342,890
                                       ----------   ----------       --------          ----------       -----------

Balance as of September 30, 1997 ....     461,660    (142,170)       (60,716)           6,369,898       11,827,636
                                                                                                        -----------

Comprehensive Loss:
Net Loss ............................                                                    (447,362)        (447,362)
Unrealized Loss on Available-for-
  Sale Securities ...................                                 (60,034)                             (60,034)
Realized Loss on Available-for-Sale
  Securities ........................                                 123,750                              123,750
                                                                                                        -----------
Total Comprehensive Loss ............                                                                     (386,646)
Compensatory Stock Options
  Issued to Non-employees ...........                                                                       75,225
Exercise of Stock Options ...........                                                                      636,920
Purchase of Treasury Shares .........    279,635    (601,216)                                             (601,216)
                                       ----------   ----------       --------          ----------       -----------

Balance as of September 30, 1998 ....    741,295    (743,386)           -0-             5,922,536       11,551,919

Net Loss ............................                                                    (400,325)        (400,325)
Compensatory Stock Options
  Issued to Non-employees ...........                                                                      147,000
Common Stock Issued Pursuant
  to Stock Purchase Plan ............                                                                        9,359
Purchase of Treasury Shares .........     61,400    (101,085)                                             (101,085)
                                       ----------   ---------        --------          ----------       -----------

Balance as of September 30, 1999 ....     802,695   $(844,471)          -0-             5,522,211       11,206,868
                                       ==========   =========        ========          ==========       ===========

See accompanying notes to consolidated financial statements.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended September 30, 1999, 1998 and 1997

                                                                               1999               1998                1997
                                                                         ---------------     ---------------    ----------------
Cash Flows From Operating Activities
   Net (loss) income                                                     $      (400,325)    $      (447,362)   $      2,403,606
   Adjustments to reconcile net (loss) income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                            292,144             299,274             188,759
        Compensatory stock options issued to non-employees                       147,000              75,225                 -0-
        Deferred tax provision (benefit)                                         206,263            (208,212)            (43,145)
        Loss (gain) on disposition of equipment                                   11,371                 -0-              (2,570)
        Realized loss on available-for-sale securities                               -0-             206,250                 -0-
        Changes in assets and liabilities:
           Accounts and note receivable                                        8,212,042           3,655,192          (2,255,884)
           Inventory                                                           1,844,675          10,058,107          (3,707,498)
           Recoverable income taxes                                             (444,924)           (280,976)                -0-
           Prepaid expenses and other assets                                    (107,637)            (42,683)           (153,423)
           Accounts payable and accrued liabilities                           (5,200,960)         (3,473,326)            611,898
           Income taxes payable                                                   10,000            (499,214)           (569,983)
                                                                         ---------------     ---------------    ----------------

               Net Cash Provided by (Used in) Operating Activities             4,569,649           9,342,275          (3,528,240)
                                                                         ---------------     ---------------    ----------------

Cash Flows From Investing Activities
   Purchase of property, plant and equipment                                    (209,357)         (2,607,070)           (803,317)
   Proceeds from disposition of equipment                                            -0-                 -0-               7,300
   Proceeds from state grant                                                     100,000                 -0-                 -0-


                             Net Cash Used in Investing Activities              (109,357)         (2,607,070)           (796,017)
                                                                         ---------------     ---------------    ----------------

Cash Flows From Financing Activities
   Net payments under supplier
     credit facility                                                          (3,020,234)         (7,594,604)         (1,868,553)
   Net proceeds from long-term debt                                              100,000           1,650,000                 -0-
   Payments of long-term debt                                                    (99,320)            (53,910)            (36,435)
   Net proceeds from issuance of common stock                                      9,359                 -0-           5,486,159
   Purchase of treasury stock                                                   (101,085)           (259,776)                -0-
                                                                         ---------------     ---------------    ----------------

               Net Cash (Used in) Provided by Financing Activities            (3,111,280)         (6,258,290)          3,581,171
                                                                         ---------------     ---------------    ----------------

                               Net Increase (Decrease) in Cash and
                                                  Cash Equivalents             1,349,012             476,915            (743,086)

Cash and Cash Equivalents at Beginning of Year                                   914,509             437,594           1,180,680
                                                                         ---------------     ---------------    ----------------

Cash and Cash Equivalents at End of Year                                 $     2,263,521     $       914,509    $        437,594
                                                                         ===============     ===============    ================

Supplemental Disclosures of Cash Flow Information Cash paid during the year for:
      Income taxes                                                       $       241,935     $       809,910    $      2,386,580
      Interest                                                                   252,727             888,215             986,087

Supplemental Schedules of Noncash Investing
  and Financing Activities
   Purchase of treasury stock:
      Proceeds from sale of stock options                                $           -0-     $       341,440    $            -0-
      Purchase of treasury stock                                                     -0-            (601,216)                -0-
                                                                         ---------------     ---------------    ----------------

                                      Cash Paid for Treasury Stock       $           -0-     $      (259,776)   $            -0-
                                                                         ===============     ===============    ================

   Acquisition of equipment:
      Cost of equipment                                                  $           -0-     $           -0-    $         52,547
      Equipment financed                                                             -0-                 -0-             (52,547)
                                                                         ---------------     ---------------    ----------------

                                           Cash Paid for Equipment       $           -0-     $           -0-    $            -0-
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

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options and employees' purchase rights as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for employees' purchase rights and stock options granted to employees. Compensation cost is recognized for stock options granted to non-employees based upon the fair market value of the options granted.

Accounts Receivable

Accounts receivable are presented net of allowances for doubtful accounts and for sales returns. The allowances are based on prior experience and management's evaluation of the collectibility of accounts receivable and returned merchandise credits. Authorized sales returns from the supplier are classified as receivables. Management believes that the allowances are adequate. However, further additions to the allowances may be necessary based on changes in economic conditions.

The allowance for doubtful accounts was $169,050 and $116,606 as of September 30, 1999 and 1998, respectively.

The allowance for sales returns was $110,000 and $37,389 as of September 30, 1999 and 1998, respectively.

Inventory

Inventory consists principally of computer hardware and software, and is valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory, and reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the current need for valuation allowances. After applying the above noted measurement criteria at September 30, 1999 and 1998, the Company determined that an allowance of $164,420 and $284,000, respectively, was adequate.

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

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:
                                                            Estimated
                                                           Useful Life
                                                           -----------
            Building                                       39 years
            Vehicles                                      1-5 years
            Computer equipment                              5 years
            Furniture and fixtures                          7 years
            Leasehold improvements                          5 years

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

Investments

The Company evaluates its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Accordingly, investment securities are classified as available-for-sale securities and carried at fair value, with temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income within stockholders' equity. Realized losses are recorded for any decline in value determined to be other-than-temporary on available-for-sale securities.

Comprehensive Income

In 1999, the Company adopted Financial Accounting Standards Board Statement No. 130 ("SFAS No. 130"), Reporting Comprehensive Income. Comprehensive income consists of net income and other comprehensive income; the latter includes unrealized gains and losses on available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity. The adoption of SFAS No. 130 had no effect on stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

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

                                           Year Ended                  Year Ended                     Year Ended
                                       September 30, 1999          September 30, 1998             September 30, 1997
                                       ------------------          ------------------             ------------------
                                      Basic       Dilutive         Basic        Dilutive         Basic         Dilutive
                                      -----       --------         -----        --------         -----         --------

Weighted-average number
   of common shares outstanding       4,749,519    4,749,519      4,593,065      4,593,065       3,562,033     3,562,033
                                 ==============               =============                  =============

Dilutive options to
   purchase common shares                             21,845                        20,685                       369,813
                                                 -----------                 -------------                  ------------

                                                   4,771,364                     4,613,750                     3,931,846
                                                 ===========                 =============                  ============

The dilutive effect of 57,000 options granted in 1997 at exercise prices ranging from $5.56 to $6.12 were not included in the computation of diluted loss per share for the years ended September 30, 1999 and 1998 because they are anti-dilutive. In addition, the dilutive effect of 40,000 options granted in 1998 at an exercise price of $1.88 and 115,000 options granted in 1999 at exercise prices ranging from $2.69 to $2.85 were not included in the computation of diluted loss per share for the year ended September 30, 1999 because they are anti-dilutive.

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

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investments

Investments at September 30, 1999 and 1998 consist of the following:

     Ameriquest Technologies, Inc.
     (Formerly CMS Enhancements, Inc.)
        Number of Shares                                     300,000
        Fair Value                                       $       -0-
        Cost                                             $ 1,612,500

At September 30, 1999 and 1998, marketable equity securities have been categorized as available-for-sale and are stated at fair value. The Company recorded a realized loss on available-for-sale securities of $-0- and $206,250, which net of deferred taxes amounted to $-0- and $123,750 for the years ended September 30, 1999 and 1998, respectively, since the decline in value was determined to be other-than-temporary as of those dates. The increase in the net unrealized loss recognized in other comprehensive income (loss) for the years ended September 30, 1999, 1998, and 1997 totaled $-0-, $63,034 and $60,716, respectively.

Note 3 - Property, Plant and Equipment

Property, plant and equipment is set forth below:

                                                                1999                  1998
                                                          -----------------     -----------------

     Land                                                 $         437,660     $         437,660
     Building                                                     2,225,480             2,325,480
     Vehicles                                                        81,251               119,159
     Computer equipment                                           1,026,084               833,767
     Furniture and fixtures                                         518,141               501,101
     Leasehold improvements                                         117,691               117,691
                                                          -----------------     -----------------

                                                                  4,406,307             4,334,858

     Accumulated depreciation                                    (1,091,120)             (825,513)
                                                          -----------------     -----------------

     Property, plant and equipment, net                   $       3,315,187     $       3,509,345
                                                          =================     =================

The Company received a grant of $100,000 from the Empire State Development Corporation in 1999 that reduced the cost of the building in Shirley, New York.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Other Assets

The Company is the owner and beneficiary of a $1,000,000 whole life policy covering the life of the principal stockholder/officer. The cash surrender value of life insurance included in Other Assets as of September 30, 1999 and 1998 amounted to $240,652 and $208,267, respectively.

Note 5 - Financing Arrangements

The Company entered into a formal credit agreement with the financing subsidiary of IBM. Under the credit facility, the Company may borrow up to 85% of receivables due within 90 days and up to 100% of eligible inventory, to a maximum of $27,500,000. The agreement, which is subject to renewal each September, is also subject to temporary increases, thereby increasing the line of credit to $41,500,000 during certain periods. As of September 30, 1999 and 1998, interest on the outstanding borrowings is payable monthly at prime, or prime plus 6.5%, should the Company fail to meet certain collateral requirements. Interest costs included in interest expense for the years ended September 30, 1999, 1998 and 1997 totaled $130,173, $851,708 and $970,912, respectively. Additionally, $3,282,454 and $9,855,736 were included in accounts payable at September 30, 1999 and 1998, respectively, and are included against the maximum credit available.

Note 6 - Long-Term Debt

Long-term debt consists of the following:

                                                                                        1999                  1998
                                                                                  ---------------       ---------------

CHASE MANHATTAN BANK
   Mortgage  loan in the  amount of  $1,650,000  collateralized  by the land and building in Shirley,  New York;  payable in monthly  installments  of $14,979
   including interest of 7.16% per annum; final payment due December 2012.         $  1,575,274           $  1,639,702

EMPIRE STATE DEVELOPMENT CORPORATION
   Loan in the amount of $100,000  to finance  improvements  to the  facility in
   Shirley, New York; payable in 119 monthly  installments of $1,012,  beginning
   May 1, 1999 and ending April 1, 2009, including principal and a base interest rate of 4.0% per annum;  interest  rate is subject to change  each March 1 to prime plus 2.0% if the number of  full-time  employees  in Shirley,  New York
   declines below 85% of certain annual base numbers.                                    95,892                   -0-
                                                                                         ------                   ---

                                                      (carried forward)                 1,671,166             1,639,702



                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long Term Debt (continued)

                                                                                        1999                  1998
                                                                                  ---------------       ---------------

                                                      (brought forward)              $  1,671,166          $  1,639,702

FORD MOTOR CREDIT CORP.
   Collateralized  by a lien on a  Company  automobile;  payable  in 36  monthly installments of $815 including interest of 9.0%
   per annum; final payment due October 1999.                                                 809                10,060

   Collateralized  by a lien on a  Company  automobile;  payable  in 36  monthly installments of $1,194 including interest of 9.9%
   per annum; final payment was December 1998.                                                -0-                 3,529

   Collateralized  by a lien on a  Company  automobile;  payable  in 36  monthly installments of $678 including interest of 9.0%
   per annum; final payment was November 1998.                                                -0-                 1,341

AT&T CREDIT CORP.
   Capital lease collateralized by a lien on the Company's phone system; payable in monthly installments of $708 including
   interest of 14.446% per annum; final payment due May 2001.                              12,515                18,706

   Capital lease collateralized by a lien on the Company's phone system; payable in monthly installments of $542 including
   interest of 15.089% per annum; final payment due January 2001.                           7,406                12,838

   Capital lease collateralized by a lien on the Company's phone system; payable in monthly installments of $560 including
   interest of 9.5% per annum; final payment due March 2002.                               14,903                19,943
                                                                                  ---------------       ---------------
                                                                                        1,706,799             1,706,119

   Current maturities                                                                     (96,461)              (94,764)
                                                                                  ---------------       ----------------
                                                                                     $  1,610,338          $  1,611,355
                                                                                     ============          ============

Maturities of long-term debt are as follows:

                   September 30, 2000                        $        96,461
                                 2001                                 96,695
                                 2002                                 92,257
                                 2003                                 95,267
                                 2004                                101,999
                           Thereafter                              1,224,120

                                                             $     1,706,799
                                                             ===============

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Capital Leases

As further described in Note 6, the Company began leasing telephone equipment during December 1995. As of September 30, 1999 and 1998, the gross assets capitalized under telephone equipment leases totaled $80,745 and the accumulated amortization totaled $37,519 and $25,685, respectively. The amortization expense for the years ended September 30, 1999 and 1998 of $11,834 and $11,834, respectively, is included in depreciation expense.

Note 8 - Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                                             Years Ended September 30,
                                                                             -------------------------
                                                                    1999                1998               1997
                                                                    ----                ----               ----

              Current:
                  Federal                                     $      (362,184)    $        (63,948)  $      1,285,000
                  State                                                44,318                  -0-            520,000
                                                              ---------------     ----------------   ----------------

                                          Total Current              (317,866)             (63,948)         1,805,000
                                                              ---------------     ----------------   ----------------

              Deferred:
                  Federal                                             167,073             (168,652)           (32,440)
                  State                                                39,190              (39,560)           (10,705)
                                                              ---------------     ----------------   ----------------

                                         Total Deferred               206,263             (208,212)           (43,145)
                                                              ---------------     ----------------   ----------------

                   Provision (Benefit) for Income Taxes       $      (111,603)    $       (272,160)  $      1,761,855
                                                              ===============     ================   ================

The difference between the provision (benefit) for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:

                                                                             Years Ended September 30,
                                                                    1999                1998               1997

         Income taxes at statutory rate                       $      (174,056)    $       (244,637)  $      1,416,258
         State taxes, net of federal benefit                           62,453                  -0-            333,237
         Other                                                            -0-              (27,523)            12,360
                                                              ---------------     ----------------   ----------------

                   Provision (Benefit) for Income Taxes       $      (111,603)    $       (272,160)  $      1,761,855
                                                              ===============     ================   ================

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                                           September 30,
                                                                           -------------
                                                                    1999                1998
                                                                    ----                ----

         Allowance for doubtful accounts                      $        71,001     $         48,975
         Allowance for sales returns                                   46,200                  -0-
         Inventory                                                     71,891              126,792
         Investments                                                   18,096               18,096
         Depreciation                                                 (21,742)             (24,636)
         Vacation accrual                                              39,078               33,491
         Stock options                                                 93,335              327,075
         Other                                                          5,671                  -0-
                                                              ---------------     ----------------

                                 Net Deferred Tax Asset       $       323,530     $        529,793
                                                              ===============     ================

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock-Based Compensation

Stock Option Plans

The 1988 stock option plan expired on May 5, 1998. In February 1998, a new stock option plan (the "1998 Plan") was approved by the stockholders, whereby 500,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008; however, options granted under the 1998 Plan will expire not more than ten years from the date of grant.

In the case of options granted to an employee of the Company who is a 10% or more stockholder, the option price is an amount per share of not less than 110% of the fair market value per share on the date the option is granted. The option price for options granted to all other employees and non-employees of the Company is an amount per share of not less than the fair market value per share on the date the option is granted.

During 1999 and 1998, 115,000 and 40,000 options, respectively, were granted to investment bankers and directors of the Company with immediate vesting. All other options granted vest over a four-year period following the date of grant. The options granted in 1997 expire on September 1, 2001. All other options expire five years from the date of the grant.

A summary of stock option activity related to the Company's stock option plans is as follows:

                                        Beginning    Granted     Exercised    Canceled         Ending
                                         Balance       During       During       During        Balance
                                       Outstanding     Period       Period       Period      Outstanding   Exercisable
                                       -----------     ------       ------       ------      -----------   -----------

Year ended September 30, 1997
Number of shares                            498,000      69,500          -0-        3,000        564,500        328,680
Weighted average exercise price
  per share                           $        0.69  $     5.59          -0-  $      5.56   $       1.26  $        0.69

Year ended September 30, 1998
Number of shares                            564,500      40,000      498,000        9,500         97,000         54,250
Weighted average exercise price
  per share                           $        1.26  $    1.875  $      0.69  $      5.56   $       4.06  $        2.85

Year ended September 30, 1999
Number of shares                             97,000     327,000          -0-       21,000        403,000        173,000
Weighted average exercise price
  per share                           $        4.06  $     2.02  $       -0-  $      5.56   $       2.32  $        2.90

The weighted average per share fair value of the options granted during the years ended September 30, 1999 and 1998 was estimated as $1.34 and $1.70, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                       1999                    1998
                                                               -------------------    ----------------------

              Risk-free interest rates                               5.62% - 5.86%                     4.23%
              Expected option lives                                 4.48 - 5 years                4.92 years
              Expected volatilities                                           110%                      147%
              Expected dividend yields                                          0%                        0%


                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock-Based Compensation (continued)

Stock Option Plan (continued)

The following table summarizes information about the options outstanding at September 30, 1999:

                                               Options Outstanding                                  Options Exercisable
                                                    Weighted            Weighted                               Weighted
                                                     Average             Average                                Average
          Range of                 Number           Remaining          Exercisable          Number             Exercisable
       Exercise Price            Outstanding          Life                Price           Exercisable             Price
----------------------------- --------------      -----------         -----------         ------------------- ---------------
        $5.56 - $6.12                  36,000      1.92 years         $      5.61             18,000          $     5.61
        $2.69 - $2.85                 115,000      4.48 years                2.83            115,000                2.83
        $1.56 - $1.88                 252,000      4.62 years                1.61             40,000                1.88

Employee Stock Purchase Plan

On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 Plan") whereby 200,000 shares of common stock are reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower.

At September 30, 1999, the six participating employees in the 1999 Plan exercised their rights to purchase 8,389 shares of common stock at 85% of the fair market value on September 30, 1999. No purchase rights remain outstanding or exercisable at September 30, 1999.

The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: no estimated dividends; expected volatility of 110%; risk free interest rate of 5.88%; and an expected life of 0.5 years. The weighted-average fair value of these purchase rights granted in 1999 was $0.49.

Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS 123, net loss and loss per share would be increased to the pro forma amounts indicated below:

                                                                            1999                   1998
                                                                       ---------------       ----------------
Net loss
      As reported                                                     $      (400,325)       $       (447,362)
      Pro forma                                                              (480,008)               (467,057)

Loss per share - basic
      As reported                                                     $         (0.08)       $          (0.10)
      Pro forma                                                                 (0.10)                  (0.10)

Loss per share - diluted
      As reported                                                     $         (0.08)       $          (0.10)
      Pro forma                                                                 (0.10)                  (0.10)

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended September 30, 1999, 1998 and 1997, the Company incurred 401(k) costs totaling $21,411, $19,945 and $42,986, respectively.

Note 11 - Concentration of Credit Risk

Cash

The Company places most of its temporary cash investments with one financial institution and normally exceeds the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

Major Customers

Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. No single customer comprised more than 10% of sales for the years ended September 30, 1999, 1998 and 1997. Three customers comprised 19%, 18% and 14%, respectively, of accounts receivable as of September 30, 1999. In comparison, no single customer comprised more than 10% of accounts receivable as of September 30, 1998.

Note 12 - Commitments and Contingencies

Purchases

In 1998 and 1997, the Company purchased a majority of its products from International Business Machines Corporation (IBM), whose subsidiary represents the Company's major lending source, as further discussed in Note 5. In 1999, the Company began purchasing more products from other vendors and less from IBM. Purchases from IBM represented approximately 9%, 85% and 90% of total purchases for each of the years ended September 30, 1999, 1998 and 1997, respectively. Four other vendors became major suppliers in 1999. Purchases from these suppliers represented approximately 40%, 22%, 17% and 8% of total purchases for the year ended September 30, 1999 and 52%, 1%, 7% and 39%, respectively, of accounts payable at September 30, 1999.

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Commitments and Contingencies (continued)

Leases

The Company has operating leases on real property and equipment expiring through the year 2003. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes, and insurance.

Rent expense and other charges totaled $201,655, $387,837 and $309,861 for the years ended September 30, 1999, 1998 and 1997, respectively.

The future minimum rental commitments are as follows:

              September 30, 2000                           $        223,832
                            2001                                    204,534
                            2002                                     76,040
                            2003                                      1,855
                                                           ----------------

                                                           $        506,261
                                                           ================

Employment Agreements

Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements expired in 1999 and were not renewed. No other long-term employment agreements exist as of September 30, 1999.

Purchase Commitment

In March 1997, the Company commenced operation of an IBM PC assembly facility under IBM's Authorized Assembler Program (the "AAP"). Under the terms of the AAP Agreement with IBM, the Company would use its best efforts to purchase a sufficient number of Base System Units and Approved Components to enable it to assemble at least 20% of the Company's actual sales volume of PCs. In March 1999, the Company was de-authorized. No other purchase commitments exist as of September 30, 1999.

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

                SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Quarterly Financial Data (unaudited)

Quarterly financial data for the years ended September 30, 1999, 1998 and 1997 follow:

                                               First               Second               Third               Fourth
                                              Quarter              Quarter             Quarter              Quarter
                                              -------              -------             -------              -------


For the year ended September 30, 1999:

Net sales                               $       27,329,070  $       14,354,827   $       14,017,525  $       13,981,873
Gross profit                                     2,839,112           1,921,102            1,217,899             973,495
Income (loss) from operations                      937,662             367,847             (776,604)           (826,865)
Net income (loss)                                  510,599             171,897             (478,094)           (604,727)
Net income (loss) per share:
     Basic                                            0.11                0.04                (0.10)             (0.13)
     Diluted                                          0.11                0.04                (0.10)             (0.13)

For the year ended September 30, 1998:

Net sales                              $        28,062,283  $       22,227,999   $       26,416,609  $       21,595,745
Gross profit                                     2,814,257           1,873,150            2,499,527           1,410,480
Income (loss) from operations                      809,056            (150,853)             432,074            (686,768)
Net income (loss)                                  316,768            (196,140)              89,088            (657,078)
Net income (loss) per share:
     Basic                                            0.07              (0.04)                 0.02              (0.15)
     Diluted                                          0.06              (0.04)                 0.02              (0.14)

For the year ended September 30, 1997:

Net sales                               $       21,282,537  $       17,876,338   $       24,718,664  $       25,848,399
Gross profit                                     2,639,498           2,629,349            2,617,138           3,790,643
Income from operations                           1,275,495           1,036,205            1,072,381           1,757,995
Net income                                         559,642             490,673              502,347             850,944
Net income per share:
     Basic                                            0.18                0.15                 0.15                0.19
     Diluted                                          0.16                0.14                 0.14                0.17




                      COMBINED CONSENT AND REPORT OF
                    INDEPENDENT ACCOUNTANTS ON SCHEDULE





To the Board of Directors
SysComm International Corporation and Subsidiary
Hauppauge, New York




The audits referred to in our report on page F-2 included the related financial statement schedule on page S-2 as of September 30, 1999, and for each of the years in the three-year period ended September 30, 1999, included in this Form S-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We consent to the use of our reports included herein and to the reference to our firm under the heading "Experts" in the prospectus.





/s/ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.

Hauppauge, New York
November 10, 1999

             SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS



                                                       Additions
                                  Balance at   (1) Charged   (2) Charged                 Balance
                                  Beginning    to Costs and      to Other                at End
     Deducted from Assets         of Period      Expenses        Accounts Deductions    of Period
     --------------------         ---------      --------        -------------------    ---------

Allowance for Doubtful Accounts:
  Year ended September 30, 1997    $  63,846   $   125,000     $  -0-     $ 80,503 (a)   $ 108,343
  Year ended September 30, 1998      108,343       151,000        -0-      142,737 (a)     116,606
  Year ended September 30, 1999      116,606        78,000        -0-       25,556 (a)     169,050

Allowance for Sales Returns:
  Year ended September 30, 1997    $  37,389   $      -0-      $  -0-     $  -0-         $  37,389
  Year ended September 30, 1998       37,389          -0-         -0-        -0-            37,389
  Year ended September 30, 1999       37,389        72,611        -0-        -0-           110,000

Allowance for Net Unrealized Losses
on Marketable Equity Securities:
  Year ended September 30, 1997    $    -0-    $      -0-      $60,716 (b) $ -0-         $ 60,716
  Year ended September 30, 1998       60,716          -0-       63,034 (b)  123,750 (c)       -0-
  Year ended September 30, 1999         -0-           -0-         -0-        -0-              -0-

Allowance for Inventory
Obsolescence:
  Year ended September 30, 1997    $    -0-    $      -0-      $  -0-      $ -0-         $    -0-
  Year ended September 30, 1998         -0-        657,491        -0-       373,491 (d)   284,000
  Year ended September 30, 1999     284,000           -0-         -0-       119,580 (d)   164,420

     (a) Amounts written off, net of recoveries.
     (b) Net unrealized loss on marketable equity securities recorded in stockholders' equity.
     (c) Net realized loss on marketable equity securities.
     (d) Realized loss on sale of inventory.