Form 10-Q
period 1999-12-31
SYSCOMM INTERNATIONAL CORP
filed 2000-02-04
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                For the quarterly period ended December 31, 1999

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

                                 (631) 205-1000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of January 27, 2000: 4,682,894 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                             THREE MONTHS ENDED
                                                          12/31/99         12/31/98
                                                          --------         --------

Net sales ............................................   $ 11,725,000    $ 27,329,000
Cost of sales ........................................     10,443,000      24,490,000
                                                         ------------    ------------
     Gross profit ....................................      1,282,000       2,839,000
                                                         ------------    ------------

Selling & administrative expenses ....................      2,234,000       1,901,000
                                                         ------------    ------------

(Loss)/income from operations ........................       (952,000)        938,000
                                                         ------------    ------------

Other income (expense)
   Interest expense ..................................        (46,000)       (102,000)

   Other .............................................        - 0 -            16,000
                                                         ------------    ------------
   Total other expense ...............................        (46,000)        (86,000)
                                                         ------------    ------------

(Loss)/income before income taxes ....................       (998,000)        852,000

(Benefit from)/provision for income taxes ............       (250,000)        341,000
                                                         ------------    ------------
Net (loss)/income ....................................   $   (748,000)   $    511,000
                                                         ============    ============

Net (loss)/income per common share
         Basic .......................................         $(0.16)          $0.11
         Diluted .....................................          (0.16)           0.11

Weighted average number of common
     shares outstanding
         Basic .......................................      4,688,346       4,767,190
         Diluted .....................................      4,688,346       4,767,190


The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                               December 31, 1999         September 30, 1999
                                                               -----------------         ------------------
                                                                     (Unaudited)               (Audited)
                      ASSETS

Cash and cash equivalents                                            $ 3,473,000                $ 2,263,000
Accounts receivable, net                                               9,353,000                 11,401,000
Inventory                                                                707,000                    742,000
Other                                                                    692,000                  1,156,000
                                                                   -------------                -----------
   Total current assets                                               14,225,000                 15,562,000
                                                                   -------------                -----------
Property, plant and equipment, net                                     3,288,000                  3,315,000
Other assets                                                             252,000                    424,000
                                                                   -------------                -----------
   Total assets                                                     $ 17,765,000                $19,301,000
                                                                   =============                ===========

                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

Supplier credit facility                                              $    - 0 -                 $    - 0 -
Accounts payable and accrued liabilities                               5,512,000                  6,378,000
Income taxes payable                                                       3,000                     10,000
Other current liabilities                                                244,000                     96,000
                                                                   -------------                -----------
   Total current liabilities                                           5,759,000                  6,484,000
Long-term liabilities                                                  1,604,000                  1,610,000
                                                                   -------------                -----------
   Total liabilities                                                   7,363,000                  8,094,000
                                                                   -------------                -----------
Stockholders' Equity:
         Preferred stock, no par value                                         -                          -
         Common stock, $.01 par value                                     55,000                     55,000
         Additional paid-in capital                                    6,474,000                  6,474,000
         Retained earnings                                             4,774,000                  5,522,000
         Less: Treasury stock (at cost)                                (901,000)                  (844,000)
                                                                   -------------                -----------
   Total stockholders' equity                                         10,402,000                 11,207,000
                                                                   -------------                -----------
      stockholders' equity                                         $  17,765,000               $ 19,301,000
                                                                   =============               ============




The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three Months Ended December 31
                                                                          ------------------------------
                                                                           1999                   1998
                                                                           ----                   ----

Cash Flows From Operating Activities
  Net (loss)/income                                                     $  (748,000)          $  511,000
  Adjustments to reconcile net (loss)/income to net cash
    provided by operating activities
         Depreciation and amortization                                        75,000              83,000
         Changes in assets and liabilities
                   Accounts receivable                                     2,048,000         (2,660,000)
                   Inventory                                                  35,000           1,403,000
              Prepaid expenses                                                24,000              73,000
              Recoverable income taxes                                       340,000              82,000
              Other assets                                                   172,000            (12,000)
              Accounts payable and accrued liabilities                     (599,000)           1,564,000
              Income taxes payable                                           (7,000)             393,000
                                                                        -----------            ---------
                   Net Cash Provided by Operating Activities              1,340,000            1,437,000
                                                                        -----------            ---------

Cash Flows from Investing Activities
   Purchase of fixed assets                                                 (48,000)             (13,000)
                                                                        -----------            ---------
                   Net Cash Used in Investing Activities                    (48,000)             (13,000)
                                                                        -----------            ---------

Cash Flows From Financing Activities
   Net payments under supplier credit facility                                     -            (178,000)
   Payments of long-term debt                                               (25,000)             (27,000)
   Purchase of treasury stock                                               (57,000)             (24,000)
                                                                        -----------            ---------
                   Net Cash Used in Financing Activities                    (82,000)            (229,000)
                                                                        -----------            ---------
                   Net Increase in Cash and Cash Equivalents              1,210,000            1,195,000


Cash and Cash Equivalents at Beginning of Period                          2,263,000              914,000
                                                                        -----------            ---------
Cash and Cash Equivalents at End of Period                              $ 3,473,000          $ 2,109,000
                                                                        ===========          ===========

Supplemental Disclosures of Cash Flow Information Cash paid (received) during the period for:

        Income taxes                                                     $ (350,000)         $ (204,000)
        Interest                                                             46,000             102,000



The accompanying notes are an integral part of these statements.

SYSCOMM INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1999, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000, or any future interim period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:
Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998.

Net loss for the three months ended December 31, 1999 was $748,000 compared to a net profit of $511,000 for the same period last year. This decrease in net income was the result primarily of lower sales volume. Diluted loss per share was $.16 for the three months ended December 31, 1999 compared to earnings of $.11 for the same period last year.

Revenues:
Revenues for the three months ended December 31, 1999 were $11,725,000 compared to $27,329,000 for the same period last year, a decrease of $15,604,000 or approximately 57.1%. The overall decrease in sales is the result of a delay in customer commitments to new projects until the effects of Y2K are fully understood and the effect of the Company's decision to terminate its participation in the IBM Authorized Assembler Program in April 1999.

Gross Profit:
Gross profit as a percentage of sales increased to 10.9% for the three months ended December 31, 1999 compared to 10.4% for the same period last year. The improvement in gross profit over the prior year is primarily the result of the Company's strategic emphasis on serving the information technology marketplace with mid-range systems and increasing demand for the Company's value-added services.

Selling and Administrative Expenses:
Selling and administrative expenses increased by $333,000 or approximately 17.5% to $2,234,000 for the three months ended December 31, 1999 as compared to $1,901,000 for the same period last year. This increase is primarily the result of the Company's emphasis to increase the training and skill levels of our work force to better serve the mid-range marketplace and provide a full compliment of e-business solutions and consulting services.

Interest Expense:
Interest expense for the three months ended December 31, 1999 decreased $56,000 or approximately 55% to $46,000 from $102,000 for the same period last year. This decrease is due to a reduction in borrowings against the Company's Credit Facility as a result of the Company's reduction in inventory to $707,000 from $1,183,000 for the same period last year and the associated cost to finance this inventory.

Income Before Income Taxes:
Loss before income taxes for the three months ended December 31, 1999 was $998,000 compared to income of $852,000 for the same period last year. This decrease of $1,850,000 was attributable to the Company's decrease in sales volume.

Taxes:
The Company's effective tax rate was 25.0% for the three months ended December 31, 1999 compared to 40.0% for the same period last year.

Liquidity and Capital Resources:
The Company's current ratio at December 31, 1999 and 1998 was 2.47 and 1.60, respectively. Working capital at December 31, 1999 was $8,466,000, a decrease of $1,371,000 from the same period last year. The decrease in working capital is the result of the losses sustained by the Company in fiscal 1999 and reductions in current assets relative to current liabilities.

Cash provided by operating activities was $1,340,000 and $1,437,000, respectively, for the three months ended December 31, 1999 and 1998. The decrease was attributable primarily to reductions in the Company's inventory levels. Cash used in investing activities was $48,000 and $13,000 for the three months ended December 31, 1999 and 1998, respectively, and was used to purchase furniture and fixtures and office computer equipment. Cash used in financing activities during the three months ended December 31, 1999 and 1998 was $82,000 and $229,000, respectively, and represented payments of long-term debt and the purchase of treasury stock during such periods and net payments of $178,000 made under the Supplier Credit Facility in 1998.

Year 2000 Compliance

The Company believes its computer equipment and software are fully year 2000 compliant based on its review of transactions since the close of the calendar year ended December 31, 1999. No discernable year 2000 compliance-related issues or problems have occurred since December 31, 1999. The Company believes any possible occurrences that may develop are likely to be minor and inexpensive to correct.

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

         None

Item 3.   Defaults Upon Senior Securities

         None


Item 4.   Submission of Matters to a Vote of Security Holders

On January 27, 2000, the Company held its Annual Meeting of Stockholders (the "Meeting"). At that Meeting, the following matters were voted by proxy as follows:

(1) John H. Spielberger and Lowell A. Shulman were elected as Class I directors of the Company based on the following voting:

         Director                   Votes For                  Votes Against
         --------                   ---------                  -------------
         John H. Spielberger        4,327,744                      192,810
         Lowell A. Shulman          4,327,744                      192,810

(2) The amendment to the Company's 1998 Stock Option Plan to increase the total number of shares of common stock available for issuance from 500,000 shares to 1,000,000 shares was approved based upon the following voting:

                           Votes For:                3,037,311
                           Votes Against:               91,817

(3) The firm of Albrecht, Viggiano, Zureck & Company, P.C. was reappointed as the Company's auditors for the fiscal year ended September 30, 2000 based upon the following voting:

                           Votes For:                4,517,843
                           Votes Against:                1,916


Item 5.   Other Information

         None

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  *3.1     Amended and Restated Certificate of Incorporation
                  *3.2     Amended and Restated By-Laws
                  *4.1     Form of Common Stock Certificate
                  *4.2     Form of Representative Warrant
                **10.1     1998 Incentive Stock Option Plan
                  11       Statement Re:    Computation of Per Share Earnings
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

                  None
-----------------------------------------------------------------------

     * Incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 333-25593

     **   Incorporated  by  reference  from the  Registrant's  Definitive  Proxy
          Statement filed with the Securities and Exchange Commission on December 27, 1999.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SYSCOMM INTERNATIONAL CORPORATION
                                                     (Registrant)



                                  By:/s/ John H. Spielberger
                                     -----------------------
                                     John H. Spielberger
                                     President and Chief Executive Officer



 Date: February 3, 2000           By:/s/ Thomas F. Belleau
                                     ---------------------
                                     Thomas F. Belleau
                                     Vice President, Chief Financial Officer
                                     and Secretary