Form 10-Q
period 2000-03-31
SYSCOMM INTERNATIONAL CORP
filed 2000-05-15
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

                  For the quarterly period ended March 31, 2000

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

         Yes       X                No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 12, 2000: 4,703,421 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements




                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              3/31/00          3/31/99          3/31/00          3/31/99
                                              -------          -------          -------          -------

Net sales                                $ 9,338,000       $ 14,355,000     $ 21,063,000      $ 41,684,000
Cost of sales                              8,025,000         12,434,000       18,468,000        36,924,000
                                         ------------      -------------    -------------     -------------
     Gross profit                          1,313,000          1,921,000        2,595,000         4,760,000
                                         ------------      --------------   --------------    --------------

Selling & administrative expenses          1,848,000          1,553,000        4,082,000         3,455,000
                                         ------------      --------------   --------------    --------------

(Loss) Income from operations               (535,000)           368,000       (1,487,000)        1,305,000
                                         ------------      --------------   --------------    --------------

Other income (expenses)
   Interest expense                          (34,000)           (80,000)         (80,000)         (181,000)
   Other                                      73,000              2,000           73,000            17,000
                                         --------------    ---------------  --------------    --------------
   Total other expenses                       39,000            (78,000)          (7,000)         (164,000)
                                         --------------    ---------------  --------------    --------------
   Income (loss) from operations
     before income taxes                    (496,000)           290,000       (1,494,000)        1,141,000

Provision (benefit) for income taxes
     Income (loss) from operations           (26,000)          (118,000)        (276,000)           459,000
                                         --------------    ---------------  --------------    --------------

Net (loss) income                        $  (470,000)      $     172,000    $ (1,218,000)     $     682,000
                                         ==============    ===============  ==============    ==============

Net (loss) income per common share
         Basic                           $      (.10)      $         .04    $       (.26)     $         .14
         Diluted                         $      (.10)      $         .04    $       (.26)     $         .14

Weighted average number of common
shares outstanding
         Basic                                 4,683,120         4,752,477     4,711,523          4,759,914
         Diluted                               4,683,120         4,758,935     4,711,523          4,759,914


The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31, 2000            September 30, 1999
                                                                 --------------            ------------------
                                                                    (Unaudited)                  (Audited)
                      ASSETS

Cash and cash equivalents                                           $  2,630,000               $  2,263,000
Accounts receivable, net                                               7,347,000                 11,401,000
Inventory                                                                339,000                    742,000
Other                                                                    665,000                  1,156,000
                                                                      ----------                 ----------
   Total current assets                                               10,981,000                 15,562,000
                                                                      ----------                 ----------
Property, plant and equipment, net                                     3,390,000                  3,315,000
Other assets                                                             558,000                    424,000
                                                                    ------------               ------------
   Total assets                                                     $ 14,929,000               $ 19,301,000
                                                                    ============               ============

                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                            $  2,995,000                $ 6,378,000
Income taxes payable                                                       4,000                     10,000
Other current liabilities                                                415,000                     96,000
                                                                       ---------                  ---------
   Total current liabilities                                           3,414,000                  6,484,000
Long-term liabilities                                                  1,560,000                  1,610,000
                                                                       ---------                  ---------
   Total liabilities                                                   4,974,000                  8,094,000
                                                                       ---------                  ---------
Stockholders' Equity:
         Preferred stock, no par value                                     - 0 -                      - 0 -
         Common stock, $.01 par value                                     55,000                     55,000
         Additional paid-in capital                                    6,497,000                  6,474,000
         Retained earnings                                             4,304,000                  5,522,000
         Less: Treasury stock (at cost)                                (901,000)                  (844,000)
                                                                       ---------                 ----------
   Total stockholders' equity                                          9,955,000                 11,207,000
                                                                     -----------                -----------
   Total liabilities and
      stockholders' equity                                           $14,929,000                $19,301,000
                                                                     ===========                ===========

The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended March 31,
                                                                      --------------------------
                                                                       2000              1999
                                                                       ----              ----

Cash Flows From Operating Activities
  Net (Loss)/Income                                             $  (1,218,000)    $     682,000
  Adjustments to reconcile net income to net cash
      provided by operating activities
          Depreciation and amortization                               150,000           165,000
          Changes in assets and liabilities
              Accounts receivable                                   4,054,000         6,747,000
              Inventory                                               403,000         1,905,000
              Prepaid expenses                                       (235,000)           26,000
              Recoverable income taxes                                726,000           198,000
              Other assets                                           (134,000)          (24,000)
              Accounts payable and accrued liabilities             (3,064,000)       (6,019,000)
              Income taxes payable                                     (6,000)          400,000
                                                                   -----------       -----------
                 Net Cash Provided by Operating Activities            676,000         4,080,000
                                                                   -----------       -----------
Cash Flows from Investing Activities
   Purchase of fixed assets                                          (225,000)          (39,000)
                                                                   ----------        -----------
                 Net Cash Used in Investing Activities               (225,000)          (39,000)
                                                                   ----------        -----------
Cash Flows From Financing Activities
   Net proceeds of term loan                                              -0-           100,000
   Net payments under supplier credit facility                            -0-        (3,020,000)
   Payments of long-term liabilities                                  (50,000)          (50,000)
   Purchase of treasury stock                                         (57,000)          (43,000)
   Net Proceeds from Issuance of Common Stock                          23,000               -0-
                                                                   -----------       -----------
                 Net Cash Used by Financing Activities                 84,000        (3,013,000)
                                                                   -----------       -----------

        Net Increase in Cash and Cash Equivalents                     367,000         1,028,000

Cash and Cash Equivalents at Beginning of Period                    2,263,000           914,000
                                                                   -----------       -----------
Cash and Cash Equivalents at End of Period                         $2,630,000        $1,942,000
                                                                   ===========       ===========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
        Income taxes                                               $    6,000        $  189,000
        Interest                                                       80,000           181,000




The accompanying notes are an integral part of these statements.

SYSCOMM INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1999, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000, or any future interim period.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Results of Operations:

Three  Months  Ended March 31, 2000  Compared  with Three Months Ended March 31,
1999

Net loss for the three months ended March 31, 2000 was $470,000 or $.10 per share compared to a net profit of $172,000 or $.04 per share for the three months ended March 31, 1999. The net loss was primarily the result of significantly lower sales.

Revenues

Sales revenues for the three months ended March 31, 2000 were $9,338,000 compared with $14,355,000 for the same period last year, a decrease of $5,017,000 or 35.0%. This decrease in sales revenues reflects significantly higher competition in the sales of hardware components as well as a transition from participation in IBM's Authorized Assembler Program in the quarter ended March 31, 1999 to a more service-oriented sales emphasis.

Gross Profit

Gross Profit as a percentage of sales was 14.1% for the three months ended March 31, 2000 compared to 13.4% for the same period last year. This increase reflects the Company's strategy of focusing on the more profitable mid-range computer market and consulting services.

Selling & Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2000 increased by $295,000 or 19.0% to $1,848,000 from $1,553,000 for the same period last year. This increase is due primarily to an increase in payroll and payroll-related expenses associated with converting our operating and selling staff from hardware sales to technical services and e-solutions selling.

Interest Expense

Interest expense for the three months ended March 31, 2000 decreased $46,000 or 57.5% to $34,000 from $80,000 for the same period last year. The decrease is attributable to a reduction in borrowing as a result of the Company's reduction in accounts receivable to $7,347,000 from $12,948,000 as of the same quarter-end last year. The reduction in accounts receivable is primarily attributable to reduced sales levels and more aggressive management of collections.

(Loss) Income from Operations before Income Taxes

Loss before income taxes for the three months ended March 31, 2000 was $496,000 compared with a profit of $290,000 for the same period last year. The change of $786,000 was primarily attributable to lower sales revenues (which was partially offset by increased gross profit margins) and increases in selling and administrative expenses.

Taxes

The Company's effective tax rate for the three months ended March 31, 2000 was a tax benefit associated with a refund received from prior years compared to a tax provision of $118,000 or 40.7% for the same period last year.

Six Months Ended March 31, 2000 Compared With Six Months Ended March 31, 1999.

Net loss for the six months ended March 31, 2000 was $1,218,000 compared to a profit of $682,000 for the same period last year. Basic loss per share was $.26 for the six months ended March 31, 2000 compared to a profit of $.14 for the same period last year. The loss is primarily the result of lower sales volume, particularly offset by higher gross profit margins and higher selling and administrative expenses.

Revenues

Sales revenues for the six months ended March 31, 2000 decreased by $20,621,000 or 49.5% to $21,063,000 from $41,684,000 for the same period last year. The decrease in sales revenue is primarily attributed to the Company's decision to discontinue low margin PC assembly operations and focus on sales of e-business solutions including mid-range hardware and data and storage management software and services.

Gross Profit

Gross profit as a percentage of sales was 12.3% for the six months ended March 31, 2000 compared to 11.4% for the same period last year. The increase reflects the Company's strategy to focus on higher margin e-business solutions, mid-range computer sales and services.

Selling & Administrative Expenses

Selling and administrative expenses for the six months ended March 31, 2000 increased $627,000 or 18.2% to $4,082,000 from $3,455,000 for the same period last year. The increase in expenses is primarily attributable to the commitment of the company to hiring a more technical sales and services staff to more effectively compete in the e-solutions market space.

Interest Expense

Interest expense for the six months ended March 31, 2000 decreased to $80,000 compared to $181,000 for the same period last year. The decrease in interest expense is directly related to the significant decreases in both inventory and accounts receivable.

Loss from Operations before Income Taxes

Loss from operations before income taxes for the six months ended March 31, 2000 was $1,494,000 versus a profit of $1,141,000 in the same period last year. The loss is attributable to the decreases in sales volume, partially offset by the increase in gross profit margins and the increase in selling and administrative expenses.

Taxes

The Company's effective tax rate for the six months ended March 31, 2000 was a tax benefit compared to 40.2% for the same period last year.

Liquidity and Capital Resources

The Company's current ratio at March 31, 2000 and 1999 was 3.22 and 2.67, respectively. Working capital at March 31, 2000 was $7,567,000 a decrease of $2,536,000 over the same period last year.

Cash provided by operating activities was $676,000 and $4,080,000 for the six months ended March 31, 2000 and 1999, respectively, due primarily to reductions in the Company's inventory and accounts receivable. Cash used in investing activities was $225,000 and $39,000 for the six months ended March 31, 2000 and 1999, respectively, and was primarily utilized in the acquisition of computer hardware and software. Cash used in financing activities during the six months ended March 31, 2000 and 1999 was $84,000 and $3,013,000, respectively, and represented net payments made under the Company's Supplier Credit Facility with IBM and long-term debt in 2000 and 1999.

The Company maintains a credit arrangement with IBM Credit Corporation pursuant to which it may borrow an amount equal to up to 85% of its eligible receivables and 100% of eligible inventory up to a maximum of $22,000,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of March 31, 2000, interest on outstanding borrowings was prime or prime plus 6.5% should the Company fail to meet certain collateral requirements. Throughout fiscal 1999 and the first six months of fiscal 2000, the Company has been in a positive collateral position with IBM Credit. The Company believes that its present line of credit with IBM Credit Corporation, coupled with its current earnings capacity, will be sufficient to meet its capital and operational requirements for at least the next twelve months.

As of March 31, 2000, the Company was in default of certain covenants contained in its loan agreement with IBM Credit Corporation and certain covenants contained in the mortgage (the "Mortgage") on its building in Shirley, NY. In both cases, a waiver and amendment was received which will allow continued operations. With respect to the amendment to the IBM Credit Corporation credit arrangement, (i) the maximum credit line was reduced to $22,000,000 from $22,500,000 and (ii) the Net Profit after Tax to Revenue ratio was amended to provide for a ratio equal to or greater than than ($500,000) for each of the fiscal quarters ended June 30, 2000 and September 30, 2000 and $0 for the fiscal year ended December 31, 2000 and at all times thereafter. All other collateral requirements remain unchanged. With respect to the Mortgage, the bank and the Company entered into a Waiver and Fourth Amendment to the Mortgage pursuant to which the bank waived and amended the quarterly net loss/profit provision contained in the Mortgage to allow up to a $496,000 net loss for the quarter ended March 31, 2000 and limited net loss to $150,000 for the quarter ended June 30, 2000 and a net profit of $125,000 for the quarter ended September 30, 2000. Also, the parties amended the debt service ratio to require the Company to maintain the ratio, beginning December 31, 2000, at 1.25:1.00 on a rolling four quarters calculation throughout the term of the mortgage.

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

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
         (a)      Exhibits
                  *3.1     Amended and Restated Certificate of Incorporation
                  *3.2     Amended and Restated By-Laws
                  *4.1     Form of Common Stock Certificate
                  *4.2     Form of Representative Warrant
                 **10.1    1998 Incentive Stock Option Plan
                ***10.2    1999 Employee Stock Purchase Plan
                   10.3    Waiver and Fourth  Amendment to Mortgage  dated as of
                           May 11, 2000 by and between the Company and the Chase
                           Manhattan Bank.
                  11       Statement Re:  Computation of per Share Earnings
                  27       Financial Data Schedule

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


                                  SYSCOMM INTERNATIONAL CORPORATION
                                  (Registrant)


                                By:  /s/ John H. Spielberger
                                   ---------------------------------------
                                   John H. Spielberger
                                   President and Chief Executive Officer



                                By:  /s/ Thomas F. Belleau
                                    ---------------------------------------
         Date: May 12, 2000         Thomas F. Belleau
                                    Vice President, Chief Financial Officer
                                    and Secretary