Form 10-Q/A
period 2000-03-31
SYSCOMM INTERNATIONAL CORP
filed 2000-05-16
CIK 1037417

Amendment to Form 10-Q Quarterly Report

                                    FORM 10-Q/A

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

As of March 31, 2000, the Company was in default of certain covenants contained in its loan agreement with IBM Credit Corporation and certain covenants contained in the mortgage (the "Mortgage") on its building in Shirley, NY. In both cases, a waiver and amendment was received which will allow continued operations. With respect to the amendment to the IBM Credit Corporation credit arrangement, (i) the maximum credit line was reduced to $22,500,000 from $27,500,000 and (ii) the Net Profit after Tax to Revenue ratio was amended to provide for a ratio equal to or greater than than ($500,000) for each of the fiscal quarters ended June 30, 2000 and September 30, 2000 and $0 for the fiscal year ended December 31, 2000 and at all times thereafter. All other collateral requirements remain unchanged. With respect to the Mortgage, the bank and the Company entered into a Waiver and Fourth Amendment to the Mortgage pursuant to which the bank waived and amended the quarterly net loss/profit provision contained in the Mortgage to allow up to a $496,000 net loss for the quarter ended March 31, 2000 and limited net loss to $150,000 for the quarter ended June 30, 2000 and a net profit of $125,000 for the quarter ended September 30, 2000. Also, the parties amended the debt service ratio to require the Company to maintain the ratio, beginning December 31, 2000, at 1.25:1.00 on a rolling four quarters calculation throughout the term of the mortgage.


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

Item 1.           Legal Proceedings
                  None

Item 2.           Changes in Securities
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  None

Item 5.           Other Information
                  None


Item 6.           Exhibits and Reports on Form 8-K
         (a)      Exhibits
                  *3.1     Amended and Restated Certificate of Incorporation
                  *3.2     Amended and Restated By-Laws
                  *4.1     Form of Common Stock Certificate
                  *4.2     Form of Representative Warrant
                 **10.1    1998 Incentive Stock Option Plan
                ***10.2    1999 Employee Stock Purchase Plan
                   10.3    Waiver and Fourth  Amendment to Mortgage  dated as of
                           May 11, 2000 by and between the Company and the Chase
                           Manhattan Bank.
                   10.4    Acknowledgment, Waiver and Amendment to Financing
                           Agreement dated as of May 15, 2000 by and between
                           Information Technology Services, Inc. and IBM Credit
                           Corporation
                   11      Statement Re:  Computation of per Share Earnings
                   27      Financial Data Schedule


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


                                  SYSCOMM INTERNATIONAL CORPORATION
                                  (Registrant)


                                By:
                                   ---------------------------------------
                                   John H. Spielberger
                                   President and Chief Executive Officer



                                By:
                                    ---------------------------------------
         Date: May 16, 2000         Thomas F. Belleau
                                    Vice President, Chief Financial Officer
                                    and Secretary