Form 10-Q
period 2000-06-30
SYSCOMM INTERNATIONAL CORP
filed 2000-08-14
CIK 1037417

Form 10-Q Quarterly Report

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES ACT OF
1934

                  For the quarterly period ended June 30, 2000

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

                                 (631) 205-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                No  ________

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 10, 2000: 4,703,421 shares.

                         Part I - FINANCIAL INFORMATION
                          Item 1. Financial Statements



                        SYSCOMM INTERNATIONAL CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                          6/30/00         6/30/99         6/30/00         6/30/99
                                          -------         -------         -------         -------

Net sales                              $ 10,832,000    $ 14,017,000    $ 31,895,000    $ 55,701,000
Cost of sales                             9,798,000      12,799,000      28,266,000      49,723,000
                                       ------------    ------------    ------------    ------------
     Gross profit                         1,034,000       1,218,000       3,629,000       5,978,000
                                       ------------    ------------    ------------    ------------

Selling & administrative expenses         1,572,000       1,995,000       5,654,000       5,449,000
                                       ------------    ------------    ------------    ------------

Income (loss) from operations              (538,000)       (777,000)     (2,025,000)        529,000
                                       ------------    ------------    ------------    ------------

Other income (expenses)
   Interest expenses                        (39,000)        (36,000)       (119,000)       (217,000)
   Other                                     47,000          15,000         120,000          32,000
                                       ------------    ------------    ------------    ------------
   Total other income (expenses)              8,000         (20,000)          1,000        (185,000)
                                       ------------    ------------    ------------    ------------

   Income (loss) from operations
     before income taxes                   (530,000)       (797,000)     (2,024,000)        344,000

Provision (benefit) for income taxes          - 0 -        (319,000)       (276,000)        140,000
                                       ------------    ------------    ------------    ------------

Net income (loss)                      $   (530,000)   $   (478,000)   $ (1,748,000)   $    204,000
                                       ============    ============    ============    ============

Net income (loss) per common share
         Basic                         $      (0.11)   $      (0.10)   $      (0.37)   $       0.04
         Diluted                       $      (0.11)   $      (0.10)   $      (0.37)   $       0.04



Weighted average number of common
shares outstanding
         Basic                            4,683,120       4,745,897       4,683,120       4,755,243
         Diluted                          4,683,120       4,745,897       4,683,120       4,755,243




The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                            June 30, 2000 September 30, 1999
                                            ------------- ------------------
                                             (Unaudited)      (Audited)
                      ASSETS

Cash and cash equivalents                  $  1,245,000    $  2,263,000
Accounts receivable, net                      9,161,000      11,401,000
Inventory                                       257,000         742,000
Other current assets                            611,000       1,156,000
                                             ----------      ----------
   Total current assets                      11,274,000      15,562,000
                                             ----------      ----------
Property, plant and equipment, net            3,401,000       3,315,000
Other assets                                    422,000         424,000
                                             ----------    ------------
   Total assets                              15,097,000    $ 19,301,000
                                             ==========    ============

                  LIABILITIES AND
               STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities      4,363,000    $  6,378,000
Income taxes payable                              - 0 -          10,000
Other current liabilities                        98,000          96,000
                                             ----------      ----------
   Total current liabilities                  4,461,000       6,484,000
Long-term liabilities                         1,211,000       1,610,000
                                             ----------      ----------
   Total liabilities                          5,672,000       8,094,000
                                             ----------      ----------
Stockholders' Equity:
         Preferred stock, no par value            - 0 -           - 0 -
         Common stock, $.01 par value            55,000          55,000
         Additional paid-in capital           6,497,000       6,474,000
         Retained earnings                    3,774,000       5,522,000
         Less: Treasury stock (at cost)        (901,000)       (844,000)
                                             ----------      ----------
   Total stockholders' equity                 9,425,000      11,207,000
                                             ----------      ----------
   Total liabilities and
      stockholders' equity                 $ 15,097,000    $ 19,301,000
                                           ============    ============




The accompanying notes are an integral part of these statements.

                        SYSCOMM INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended June 30,
                                                                  --------------------------
                                                                     2000            1999
                                                                     ----            ----

Cash Flows From Operating Activities
  Net Income (loss)                                              $(1,748,000)   $   204,000
  Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities
        Depreciation and amortization                                225,000        248,000
        Compensatory stock options issued to non-employees             - 0 -        169,000
        Changes in assets and liabilities
           Accounts receivable                                     2,240,000      9,666,000
            Inventory                                                485,000      1,990,000
            Prepaid expenses and other current assets                545,000       (207,000)
            Recoverable income taxes                                   - 0 -        251,000
            Other assets                                               2,000        (18,000)
            Accounts payable and accrued liabilities              (2,015,000)    (6,369,000)
             Income taxes payable                                    (10,000)         - 0 -
                                                                  ----------     ----------
             Net Cash Provided by (used in) Operating               (276,000)     5,934,000
                                                                  ----------     ----------
Activities

Cash Flows From Investing Activities
   Purchase of fixed assets                                         (311,000)       (77,000)
                                                                  ----------     ----------
        Net Cash Used in Investing Activities                       (311,000)       (77,000)
                                                                  ----------     ----------

Cash Flows From Financing Activities
   Net proceeds from (payments under) supplier credit facility         - 0 -     (3,020,000)
   Net proceeds from term loan                                         - 0 -        100,000
   Net proceeds from government grant                                  - 0 -        100,000
   Net proceeds from the issuance of common stock                     23,000          - 0 -
   Payments of long-term liabilities                                (397,000)       (74,000)
   Purchase of treasury stock                                        (57,000)       (56,000)
                                                                  ----------     ----------
        Net Cash Used in Financing Activities                       (431,000)    (2,951,000)
                                                                  ----------     ----------

        Net Increase (decrease) in Cash and Cash Equivalents      (1,018,000)     2,906,000

Cash and Cash Equivalents at Beginning of Period                   2,263,000        915,000
                                                                  ----------     ----------

Cash and Cash Equivalents at End of Period                       $ 1,245,000    $ 3,821,000
                                                                 ===========    ===========

Supplemental Disclosures of Cash Flow Information
 Cash paid during the year for:
        Income taxes                                             $     6,000    $   206,000
        Interest                                                 $   119,000        217,000





The accompanying notes are an integral part of these statements.

SYSCOMM INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements of SysComm International Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1999, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report. The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2000, or any future interim period.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Results of Operations:
Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Net loss for the three months ended June 30, 2000 was $530,000 or $.11 per share compared to a net loss of $478,000 or $.10 per share for the three months ended June 30, 1999. The net loss was primarily the result of significantly lower sales.

Revenues
Sales revenues for the three months ended June 30, 2000 were $10,832,000 compared with $14,017,000 for the same period last year, a decrease of $3,185,000 or 22.7%. This decrease in sales revenues reflects significantly higher competition in the sales of hardware components as well as a transition to a more service-oriented sales emphasis.

Gross Profit
Gross Profit as a percentage of sales was 9.5% for the three months ended June 30, 2000 compared to 8.7% for the same period last year. This increase reflects the Company's strategy of focusing on the more profitable mid-range computer market and consulting services.

Selling & Administrative Expenses
Selling and administrative expenses for the three months ended June 30, 2000 decreased by $423,000 or 21.2% to $1,572,000 from $1,995,000 for the same period last year. This decrease is due primarily to a decrease in payroll and payroll-related expenses associated with streamlining our operating and selling staff to more effectively utilize our resources.

Interest Expense Interest expense for the three months ended June 30, 2000 increased $3,000 or 8.3% to $39,000 from $36,000 for the same period last year.

Income (loss) from Operations before Income Taxes
The loss before income tax benefit for the three months ended June 30, 2000 was $530,000 compared with a loss of $797,000 for the same period last year. The change of $267,000 was primarily attributable to lower sales revenues, which were partially offset by increased gross profit margins and decreases in selling and administrative expenses and interest expenses.

Taxes
The Company's effective tax rate for the three months ended June 30, 2000 was zero compared to a tax benefit of $319,000 or 40.0% for the same period last year.

Nine Months Ended June 30, 2000 Compared With Nine Months Ended June 30, 1999

Net loss for the six months ended June 30, 2000 was $1,748,000 compared to a profit of $204,000 for the same period last year. Basic loss per share was $.37 for the nine months ended June 30, 2000 compared to an income per share of $.04 for the same period last year. The loss is primarily the result of lower sales volume, particularly offset by higher gross profit margins and higher selling and administrative expenses.

Revenues
Sales revenues for the nine months ended June 30, 2000 decreased by $23,806,000 or 42.7% to $31,895,000 from $55,701,000 for the same period last year. The decrease in sales revenue is primarily attributed to the Company's decision to discontinue low margin PC assembly operations and focus on sales of e-business solutions including mid-range hardware and data and storage management software and services.


Gross Profit
Gross profit as a percentage of sales were 11.4% for the nine months ended June 30, 2000 compared to 10.7% for the same period last year. This increase reflects the Company's strategy to focus on higher margin e-business solutions, mid-range computer sales and services

Selling & Administrative Expenses
Selling and administrative expenses for the nine months ended June 30, 2000 increased $205,000 or 3.8% to $5,654,000 from $5,449,000 for the same period last year. The increase in expenses is primarily attributable to the commitment of the company to hiring a more technical sales and service staff to more effectively compete in the e-solutions market space.

Interest Expense
Interest expenses for the nine months ended June 30, 2000 decreased $98,000 compared to $217,000 for the same period last year. The decrease in interest expense is directly related to the significant decrease in both inventory and accounts receivable.

Loss  from Operations before Income Taxes
Loss from operations before income taxes for the nine months ended June 30, 2000 was $2,024,000 versus a profit of $344,000 in the same period last year. The loss is attributable to the decreases in sales volume, partially offset by the increase in gross profit margins and the increase in selling and administrative expenses.

Taxes The Company's effective tax rate for the nine months ended June 30, 2000 was a tax benefit compared to 40.7% for the same period last year.

Liquidity and Capital Resources
The Company's current ratio at June 30, 2000 and 1999 was 2.53 and 2.87, respectively. Working capital at June 30, 2000 was $6,813,000, a decrease of $3,092,000 over the same period last year.

Cash provided by (used in) operating activities was ($276,000) and $5,934,000 for the nine months ended June 30, 2000 and 1999, respectively, due primarily to reductions in the Company's inventory and accounts receivable. Cash used in investing activities was $311,000 and $77,000 for the nine months ended June 30, 2000 and 1999, respectively, and was primarily utilized in the acquisition of computer hardware and software. Cash used in financing activities during the nine months ended June 30, 2000 and 1999 was $431,000 and $2,951,000, respectively, and represented net payments made under the Company's Supplier Credit Facility with IBM and long-term debt in 2000 and 1999.

The Company maintains a credit arrangement with IBM Credit Corporation pursuant to which it may borrow an amount equal to up to 85% of its eligible receivables and 100% of eligible inventory up to a maximum of $22,500,000. In addition to the permanent credit line, there are various credit line uplifts during the year, which can increase the line of credit by as much as 50%. As of June 30, 2000, interest on outstanding borrowings was prime or prime plus 6.5% should the Company fail to meet certain collateral requirements. Throughout fiscal 1999 and the first nine months of fiscal 2000, the Company has been in a positive collateral position with IBM Credit. The Company believes that its present line of credit with IBM Credit Corporation, coupled with its current earnings capacity, will be sufficient to meet its capital and operational requirements for at least the next twelve months.

As of June 30, 2000, the Company was in default of certain covenants contained in its loan agreement with IBM Credit Corporation and certain covenants contained in the mortgage (the "Mortgage") on its building in Shirley, NY. In both cases, a waiver and amendment have been received which will allow continued operations. With respect to the amendment to the IBM Credit Corporation credit arrangement, (i) the maximum credit line was reduced to $22,500,000 from $27,500,000 and (ii) the Net Profit after Tax to Revenue ratio was amended to provide for a ratio equal to or greater than ($500,000) for each of the fiscal quarters ended June 30, 2000 and September 30, 2000 and $0 for the fiscal year ended December 31, 2000 and at all times thereafter. All other collateral requirements remain unchanged. With respect to the Mortgage, the bank and the Company entered into Waiver and Fourth Amendment to the Mortgage pursuant to which the bank waived and amended the quarterly net loss/profit provision contained in the Mortgage to allow up to $496,000 net loss for the quarter ended March 31, 2000 and limited net loss to $550,000 for the quarter ended June 30, 2000 and a net profit of $125,000 for the quarter ended September 30, 2000. Also, the parties amended the debt service ratio to require the Company to maintain the ratio, beginning December 31, 2000, at 1.25:1.00 on a rolling four quarters calculation throughout the term of the mortgage.

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

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
         (a)      Exhibits
                 *3.1   Amended and Restated Certificate of Incorporation
                 *3.2   Amended and Restated By-Laws
                 *4.1   Form of Common Stock Certificate
                 *4.2   Form of Representative Warrant
                **10.1  1998 Incentive Stock Option Plan
               ***10.2  1999 Employee Stock Option Plan
              ****10.3  Waiver and Amendment to Mortgage  dated as of
                        August 10, 2000 by and between the Company and the Chase
                        Manhattan Bank.
              ****10.4  Acknowledgement,  Waiver and  Amendment  to Financing
                        Agreement  dated  as of August 14,  2000 by and  between
                        Information Technology Services,  Inc. and IBM Credit
                        Corporation.
                  11    Statement Re: Computation of Per Share Earnings
                  27    Financial Data Schedule

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

     **** To be filed by amendment.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SYSCOMM INTERNATIONAL CORPORATION
                                  (Registrant)



                                        By: /s/ John H. Spielberger
                                           ------------------------
                                           John H. Spielberger
                                           President and Chief Executive Officer


                                        By: /s/ Mary Driscoll
                                           ------------------
                                           Mary Driscoll
                                           Controller



         Dated: August 14, 2000