Form 10-Q/A
period 2000-06-30
SYSCOMM INTERNATIONAL CORP
filed 2000-08-17
CIK 1037417

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

Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None


Item 6.   Exhibits and Reports on Form 8-K
         (a)      Exhibits
                 *3.1   Amended and Restated Certificate of Incorporation
                 *3.2   Amended and Restated By-Laws
                 *4.1   Form of Common Stock Certificate
                 *4.2   Form of Representative Warrant
                **10.1  1998 Incentive Stock Option Plan
               ***10.2  1999 Employee Stock Option Plan
                  10.3  Waiver and Amendment to Mortgage  dated as of
                        August 10, 2000 by and between the Company and the Chase
                        Manhattan Bank.
                  10.4  Acknowledgement,  Waiver and  Amendment  to Financing
                        Agreement  dated  as of August 14,  2000 by and  between
                        Information Technology Services,  Inc. and IBM Credit
                        Corporation.
                  11    Statement Re: Computation of Per Share Earnings
                  27    Financial Data Schedule

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

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


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



         Dated: August 15, 2000