Form 10-K
period 2000-09-30
SYSCOMM INTERNATIONAL CORP
filed 2000-12-29
CIK 1037417

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

     The aggregate market value of the 2,061,283 of our common stock held by non-affiliates of the Company as of December 22, 2000 is $1,803,623.

     The number of shares outstanding of each class of our common equity as of December 22, 2000 is as follows:

Class of Common Equity                             Number of Shares
----------------------                             ----------------
Common Stock, par value $.01                          4,702,483

     The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before January 28, 2001.

                              TABLE OF CONTENTS

 ITEM                            DESCRIPTION                                PAGE


                                   PART I

   1.      Business                                                           3
   2.      Properties                                                        14
   3.      Legal Proceedings                                                 14
   4.      Submission of Matters to a Vote of Security Holders               14


                                   PART II

   5.      Market for the Registrant's Common Equity and Related Stockholder
                Matters                                                      15
   6.      Selected Financial Data                                           16
   7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    17
   7A.     Quantitative and Qualitative Disclosures About Market Risk        22
   8.      Financial Statements and Supplementary Data                       22
   9.      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                         22


                                  PART III

   10.     Directors and Executive Officers of the Registrant                23
   11.     Executive Compensation                                            23
   12.     Security Ownership of Certain Beneficial Owners and Management    23
   13.     Certain Relationships and Related Transactions                    23


                                   PART IV

   14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K  24
           Signatures                                                        25

                                   PART I

ITEM 1.   BUSINESS

RECENT DEVELOPMENTS

CHANGE IN CONTROL

     On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the selling shareholders described below and Applied Digital Solutions, Inc., a Missouri corporation, Applied Digital Solutions acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control of the Company. Shares of our common stock were sold to Applied Digital Solutions by the following persons and in the following amounts:

               Selling Shareholders                         Number of Shares Held       Percent Ownership
-------------------------------------------------------------------------------------------------------------
 John H. Spielberger                                              1,920,000                    41%
 Catherine Spielberger                                               50,000                     1%
 Bearpen Limited Partnership                                        600,000                    13%
-------------------------------------------------------------------------------------------------------------

 Total                                                            2,570,000                    55%
=============================================================================================================

     Applied Digital Solutions acquired the shares listed above for $4.5 million by issuing approximately 1.7 million shares of its common stock, valued at approximately $2.75 million, to the selling shareholders listed above and upon payment of an aggregate amount of cash equal to approximately $1.75 million to the selling shareholders listed above.

     As a condition to the closing of the transaction, John H. Spielberger, John C. Spielberger, Lee Adams and Cornelia Eldridge resigned as officers and directors of the Company. Garrett A. Sullivan, David A. Loppert and Anat Ebenstein were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons become the officers of the Company:

David A. Loppert          Chief Executive Officer, Assistant Secretary and
                          Assistant Treasurer
Anat Ebenstein            President, Chief Operating Officer
Michael Krawitz           Vice President, Secretary
J. Robert Patterson       Vice President, Chief Financial Officer and Treasurer
John C. Spielberger       Vice President, Sales and Marketing

ACQUISITION OF ASSETS

     On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between us and Applied Digital Solutions, we acquired fifty-one percent (51%) of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation. The purchase price for the shares of Information Products Center was $2.075 million, payable $1.821 million in cash and $0.254 million by promissory note.

     On December 15, 2000, pursuant to the terms of a Stock Purchase Agreement between us and Applied Digital Solutions, we acquired forty-nine percent (49%) of the outstanding shares of common stock of Information Products Center. The purchase price for the shares of Information Products Center was approximately $2.4 million, payable by promissory note.

     The assets of Information Products Center to be acquired indirectly by us include, without limitation, physical property. For the foreseeable future, we intend to utilize those assets in connection with the operations of the business of Information Products Center.

GENERAL

     We are a Delaware corporation incorporated in 1997. Through our wholly owned subsidiary, Information Technology Services, Inc., we are a systems integrator and reseller of computer hardware, operating software and networking applications to Fortune 1000 companies. From 1985 until 1998, our primary focus had been on the sale, integration and servicing of International Business Machine Corporation, or IBM, products including personal computers, mid-range systems based on the IBM RS/6000 servers, the IBM AS/400 and the System/390 mainframe. In addition, we integrate, resell and service products from such manufacturers as Hewlett Packard, Compaq, Microsoft, and Novell.

     In 1999 we recognized that our margins were shrinking in our core business, and because of a change in IBM's policies with respect to the Authorized Assembler Program, we made a strategic decision to fundamentally change the nature of our business. While we continue to provide our customers with cost efficient, comprehensive solutions that satisfy their information technology requirements, we attempted to focus less on personal computer products and hardware, and more on mid-range products network connectivity, services and consulting to develop e-solutions.

     During the last year eighteen months, we transitioned our workforce, through training and specialized hires, to position ourselves as a total e-business solutions provider of hardware, software and consulting services, while maintaining our status as an IBM Tier II Premier Business Partner in mid-range systems. In addition we attempted to expand our capabilities in web design and creation, remote access to databases via web interface, and Tivoli enterprise systems management. The transformation was not altogether successful and during the last six months we laid off a substantial portion of our workforce as we strived to find a strategic partner with whom to align ourselves or seek to be acquired. In December 2000, Applied Digital Solutions acquired a controlling interest and, simultaneously, we acquired from Applied Digital Solutions, Information Products Center, a full service, profitable, systems integrator.

      A significant percentage of our revenue is derived from sales to customers in the financial and investment communities. However, our customer base also includes retailers, manufacturers, health care providers, distributors, colleges, universities and state and local government agencies. Our customers include:

Amdahl Corporation                   Liberty Mutual
Barter.Com                           Mass Financial Services
Baystate Medical                     NYS Electric & Gas
Bentley College                      Philip Morris
Bestfoods                            Phoenix Home Life
Blue Cross/Blue Shield NH            Polytechnic University
Columbia University                  Reuters America
Connecticut College                  Sharp Electronics
Desantis Warehouse                   Sunguard
Deutsche Bank                        The City of New York
Dowling College                      UAPC
Elf Atochem                          UMass Medical Center
Fugi Capital                         Unisys Corporation
Gillette                             Witco Corporation
ISI

     We intend to pursue new business by focusing on the sale and integration of high-end systems in the financial, commercial, governmental, healthcare and educational areas. To this end, we have identified the following growth strategies: (i) targeting our traditional markets, particularly those businesses seeking to expand their presence on the internet, (ii) offering a more complete line of IBM and related products,
(iii) expanding our role as an IBM Premier Business Partner, and (iv) targeting client-server architecture, e-commerce, enterprise network management and website hosting.

STRATEGY

     With our acquisition of Information Products Center, we are striving to become a leading supplier of Enterprise Computing in e-Business solutions that enable customers to maximize return on technology investments by providing open, integrated end-to-end solutions from system architecture and implementation to hardware and software procurement. We strive to offer our customers high quality computer and networking system hardware, related operating system software and network design, system implementation and support services in a timely, cost-effective manner. We believe that the following factors are significant elements to the successful implementation of this strategy:

     TARGETING MARKETS

     We have a twelve-year track record in the installation and integration of high-level information systems to the banking and financial services communities. In addition, we have recently begun to focus on other selected, major markets, including retailers, manufacturers and distributors, institutions of higher learning, health care and pharmaceutical companies, and state and local government agencies. Our in-depth understanding of our customers' current and future needs combined with our experience and in-depth market focus enable us to offer an optimum range of products and services that meet each of our customer's requirements.

     OFFERING A COMPLETE LINE OF IBM PRODUCTS

     We have chosen to represent primarily IBM products because we believe that IBM is the world's premier designer and manufacturer of computer equipment, software and networking products. The wide range of products and services we offer, include personal computers (desktop workstations, file servers and notebook computers), mid-range computers (RS/6000 and AS/400 systems), IBM S/390 mainframe, and IBM software products, including Lotus Domino, ADSM, HACMP and DB 2. In addition, with our recent acquisition of Information Products Center, we believe that our current mix of products now meets the needs of our customers and will help us in achieving our goal of becoming a total solution integrator.

     TARGETING THE CLIENT-SERVER ARCHITECTURE AND BUSINESS INTELLIGENCE MARKETS

     Client-Server refers to the migration of software applications and data from a centralized mainframe or legacy environment to a system of distributed servers with data access via local and wide area networks. We are certified by IBM to sell IBM Client Server solutions.

     Business Intelligence refers to the analysis of vast quantities of information within a corporate enterprise which is used to make business decisions such as investments, product development and marketing programs. We are certified by IBM to sell IBM Business Intelligence solutions.

     E-Business refers to the conduct of business on the Internet (World Wide Web). We offer turn-key e-business solutions based on our IBM certification and skill sets acquired with the acquisition of IPC and new hires. This will allow us to perform online design and Intranet/Internet programming, combined with other support skills, to deliver dynamic web solutions.

     Through our affiliation with Applied Digital Solutions, we are now able to offer web-hosting and design services which entails designing, implementing and maintaining customer web sites.

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

     In the late 1980's, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and growing capabilities of networks. A client/server system typically consists of multiple intelligent desktop client computers linked with high performance server computers by a local and/or wide area network and is characterized by the flexibility and mobility of both application and user.
In order to take advantage of their established operational staff and physical plant, many corporations are seeking to reconfigure their existing mainframe/ mid-range computers (sometimes referred to as "legacy" systems) to operate in parallel with client/server networks.

     We believe that these two information system models - legacy systems and client/server systems - will continue to coexist, each containing advantages for certain applications. Thus, organizations are faced with complex decisions concerning the current and future configurations of their information systems, based upon factors such as the re-engineering of aspects of legacy systems to function more efficiently with related client/server systems, the explosive growth of the Internet (and related World Wide Web) and stand-alone intranets, the convergence of computer and telecommunications technologies and the universal recognition of information systems as the medium for commerce, finance, education and administration. Mid-range and mainframe computer systems remain important in this changing environment, and we intend to exploit opportunities in both segments of the high end computer system markets. At the same time, manufacturers such as IBM and Sun Microsystems are increasing their reliance upon companies such as us to work with mid-and large-sized businesses and organizations to provide single-source responsibility for the design, procurement, installation and implementation of such systems.

PRODUCT LINES

     We have access to a full range of computer product lines, networking and interconnectivity systems and operating software, from IBM, Hewlett Packard, and Compaq, as well as other selected manufacturers. However, in the past, we have concentrated our efforts in developing strong relationships with IBM because we believed that IBM offers the most comprehensive and well established product line in the industry. While we have had a long-term relationship with IBM to configure, sell and service IBM's full line of personal computers, mid-range information and mainframe processing systems, such relationships may be terminated at any time. We believe that our past strong marketing and technical skills have enabled us to continue to have a strong business relationship with IBM. Our principal sales revenues are derived from the following IBM products: (i) IBM personal computer systems; (ii) IBM RS/6000 systems; (iii) IBM AS/400 systems; and
(iv) communication and networking systems.

     IBM PERSONAL COMPUTER SYSTEMS

     IBM is one of the world's leading designers and manufacturers of personal computer systems. IBM's personal computer product line includes mobile (notebook) and desktop workstations as well as file, application and network servers. In fiscal year 1998, our sales of IBM personal computer products were approximately $27 million, or 27.4% of the total sales. In fiscal 1999, personal computer products accounted for approximately $15 million, or 14.8% of total sales. In fiscal 2000, personal computer products accounted for approximately $8 million, or 20.1% of total sales.

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

     For fiscal 1998, 1999 and 2000, our sales of the RS/6000 were approximately $46 million, $33 million and $15 million, or 47%, 46% and 38% of revenues, respectively.

     IBM AS/400

     Although the IBM Application System/400 (also known as AS/400) has not been a major source of revenue for us, we are attempting to increase its revenue in this market. The AS/400 is designed and built as a multi-user commercial application platform integrating a relational database and networking capabilities into the operating system of the computer. It is designed as a general purpose business computer, optimized for the commercial environment. Its design reflects the dominant requirements for businesses, i.e., integration of new technology without disrupting existing applications, large portfolio of business solutions allowing companies to discover the most suitable application for their needs, integration of functions including security, database, system management, communications and on-line teleprocessing, enabling companies to manage a system with limited resources in a demanding business climate.

     The AS/400 provides businesses with a cost effective solution, allowing them to adopt advanced technologies at their own pace, integrating high quality personal computer technology and associated software to enhance the computer's speed for personal computer file serving. The AS/400 is a popular business computing system due to its ease of installation, implementation, usage (it can support up to 7,000 users) and ability to upgrade.

     ALL OTHER PRODUCTS

     Communication -- Networking Systems. With our acquisition of Information Products Center, we have enhanced and provide various communications and networking products including complex data communications equipment and software such as bridges, hubs and routers, as well as modems and network interface cards (NIC) to connect personal computers to local and wide area networks (LAN/WAN). Nearly every computer sold today in the commercial marketplace is connected to a communications network.

     Other. We are authorized to sell other manufacturers' personal computer systems, networking, printers and software products including: Bay Networks, Compaq, Lexmark, Hewlett Packard, Microsoft, and Novell. Our agreements with such suppliers allow for volume discounts if certain quotas are met. Although we have, to date, complied with these agreements, there is no assurance that we will continue to meet such quotas. To the extent that we do not comply with such terms, we may lose our status as an authorized reseller for such suppliers.

DEPENDENCE ON IBM AS A SUPPLIER

     For the fiscal year ended September 30, 2000, approximately 62% of our revenue was derived from the sale of IBM personal computers, mid-range computer systems, networking systems and operating software manufactured by IBM, down from approximately 84% in fiscal 1998 and 1999. Although we have had a long-standing reseller relationship with IBM, IBM may terminate this relationship "at will" and upon relatively short notice. Our reseller arrangements with IBM are not exclusive, and IBM is not obligated to have product on hand for timely delivery to us, nor will IBM guarantee product availability in sufficient quantities to meet our demands.

     We currently do not meet the volume requirements to purchase personal computers and components directly from IBM. We currently purchase computers and components from third-party distributors such as Pinacor and Ingram Micro on terms more favorable than those we previously received when we were purchasing directly from IBM.

FINANCING AGREEMENT

     Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. We entered into an Inventory and Working Capital Financing Agreement with IBM Credit Corporation in September 1996, as amended, which permitted us to borrow up to $22,500,000 based upon 85% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. As of September 30, 1999 and 2000, we had not borrowed under this agreement. Our credit availability under this agreement is reduced by the aggregate amount of accounts payable owed to IBM Credit Corporation which, as of September 30, 1999 and 2000 was $3,282,454 and $4,411,031, respectively. We are also required to comply with certain financial covenants with which we were in compliance, as of September 30, 2000.

     On November 27, 2000 we entered into an Agreement for Wholesale Financing with IBM Credit Corporation. This agreement replaced the Inventory and Working Capital Financing Agreement. However, certain terms of this agreement are still being negotiated and, consequently we are presently operating under the terms of our existing Inventory and Working Capital Financing Agreement.

     As a result of Applied Digital Solutions having acquired a majority interest in the Company, we will, in the future, be required to borrow from IBM Credit Corporation through Applied Digital Solutions under its credit facility with IBM Credit Corporation. Borrowings from Applied Digital Solutions will be on such terms and conditions as it may reasonably make available to us from time to time, which will be no worse than those currently provided for in the Inventory and Working Capital Financing Agreement. There can be no assurance that Applied Digital Solutions will have sufficient availability in the future to permit us to have sufficient resources to conduct or maintain our business. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our financial condition, results of operations and cash flows.

SALES AND MARKETING

     We have a broad customer base of primarily Fortune 1000 companies. Our sales and marketing efforts are focused on high level decision making executives, whose purchasing decisions are based on factors such as the overall cost of purchasing and maintaining a system and our reputation and expertise in delivering and installing effective total information technology solutions, which initially may not be the least expensive. We rely on our marketing and sales programs, our industry-wide expertise, our relationship with existing customers and our status as an IBM Business Partner to generate sales opportunities.

     We pursue new business opportunities by referrals from manufacturers and existing customers, direct solicitation by telephone or mail of pre-qualified customers and participation in industry trade shows.

     We have developed and maintained automated sales tools intended to improve sales productivity, quality and reliability and increased customer satisfaction. These systems include on-line systems configuration and pricing, real time order entry, order confirmation and electronic mail for customers through privately leased telephone lines and through the Internet.

     All of our revenue is derived from US based customers.

CUSTOMER SUPPORT AND SERVICE

     We believe that our ability to provide effective total solutions to meet the needs of our customers is enhanced by its internal management information system, which combines accounting, purchasing, inventory control, sales order processing and work order management. We provide a large array of services to our customers, including warranty repair on all IBM personal computer products; toll-free telephone number for sales and product information and order placement; toll-free telephone number for customer service on all products sold, including technical assistance and repair warranty; E-mail network access for customers to receive real time price quotations, place orders and check order status; on-site system engineers to provide technical assistance for installations and upgrades; partnership with IBM to provide customized services such as helpdesk, consulting, extended warranty, extended maintenance coverage; and IBM Credit Corporation financing options on all products sold.

COMPETITION

     The markets in which the we operate are characterized by intense competition from several types of network integrators and technical service providers, including mainframe and mid-range computer manufacturers and outsourcers, including, among others, Sun Microsystems, Electronic Data Systems Corporation, Hewlett-Packard Company, Andersen Consulting, IBM Global Services and UNISYS. Other competitors who purchase directly from IBM, include value-added resellers, systems integrators and third-party service companies, including CompuCom Systems, Inc., InaCom Corp., MicroAge, Inc., EnPoint Technologies and GE ITS. While we receive sales and marketing assistance from IBM, including introductions and referrals to potential customers, the Company, from time to time, faces direct competition from IBM with respect to large contracts. We expect to face further competition from new market entrants and possible alliances between competitors in the future. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than us. No assurance can be given that we will be able to compete successfully against current and future competitors.

     Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services and other support capabilities. While there can be no assurance that we will be able to continue to compete successfully with existing or new competition, we believe that we currently compete favorably due to our focus and expertise of network integration and mid-range infrastructure services.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

     Certain statements in this Annual Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section
21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

RISK FACTORS

     In addition to the other information contained herein, the following factors should be considered in evaluating our Company and our business. These risks and uncertainties include, but are not limited to those set forth herein and the risk factors described in our Prospectus dated
June 17, 1997, and from time to time in our other filings with the Securities and Exchange Commission.

UNCERTAINTY OF FUTURE FINANCIAL RESULTS

     We have incurred operating losses for each of the last three fiscal years, and our future financial results are uncertain. There can be no assurance that we will return to profitability, and we may continue to operate at a loss for the foreseeable future. Profitability depends upon many factors, including the success of our various marketing programs, the maintenance or reduction of expense levels and our ability to successfully coordinate the efforts of the different divisions of our business.

SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS

     Our quarterly operating results have fluctuated in the past and may continue to do so in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including: the timing of the our delivery of significant orders, the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders, the length of the sales cycle, receipt of volume discounts, the demand for products and services we offer, the introduction or announcements by IBM and other manufacturers relating to new products, the hiring and training of additional personnel, as well as general business conditions.

     Historically, the size and timing of our sales transactions have varied substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. The fluctuations may be caused by delays in shipping certain computer systems for we receive orders that we expect to deliver during that quarter. In addition, our collection periods have fluctuated due to periodic unavailability of product, which resulted in delayed payment from certain customers until their entire orders were shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results may be below the expectations of public market analysts and investors. As a result, the market price of our Common Stock would be materially adversely affected.

PRINCIPAL MARKETS AND CUSTOMERS

     Since 1994, we have sold and delivered computer systems, network products, software, maintenance and system support services to more than 800 customers throughout the United States and in more than 20 countries worldwide. Based on its installed customer base, we believe we are a leading IBM supplier/systems integrator of mid-range and computer/network systems in the northeastern United States. In fiscal years 1998, 1999 and 2000, our top customer accounted for approximately 6.8%, 8.6% and 25.0%, respectively, of our total revenues. In fiscal year 1999, the Company's top five customers (3 of which were new) accounted for approximately 24.7% of total revenues. In fiscal year 2000, the Company's top five customers (1 of which was new) accounted for approximately 48.0% of total revenues.

DEPENDENCE ON MAJOR CUSTOMERS; RISK OF INDUSTRY CONCENTRATION

     For the last three fiscal years, 1998, 1999, and 2000, a significant portion (21%, 25% and 48%, respectively) of our revenues were derived from sales to five principal customers, which customers varied annually, and encompass markets where the demands of any one customer may vary greatly. In addition, we do not have any exclusive long-term arrangements with our customers for the continued sales of computer systems. The number of customers who purchased at least $250,000 of computer systems from us decreased from 67 in 1999 to 29 in 2000. Our failure to acquire a significant or principal customer or to maintain its relationship could have a material adverse effect on our operations.

     In the fiscal year ended September 30, 2000, approximately 10.9% of our sales of computer systems were to customers in the banking, financial and securities industry based in the Northeastern United States. Although we are striving to broaden our market focus to include sales to other markets, such as educational institutions, government agencies, healthcare and insurance companies, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of computer systems from such banking, financial and securities businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse effect on our results of operations.

GOODWILL WRITE-OFF'S WILL REDUCE OUR EARNINGS

     As a result of the December 2000 acquisition of Information Products Center, we have approximately $2.4 million of goodwill which will be amortized over 20 years at the rate of approximately $122,000 per year, which reduces our net income and our earnings per share. In addition, future acquisitions may also increase our existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment based on expected future discounted cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

NEED FOR ADDITIONAL CAPITAL

     We may require additional capital to fund growth of our current business as well as to make future acquisitions. However, we may not be able to obtain capital from outside sources. Even if we obtain capital from outside sources, it may not be on terms favorable to us. Our current credit agreement with IBM Credit Corporation may hinder our ability to raise additional debt capital. If we raise additional capital by issuing equity securities, these securities may have rights, preferences or privileges senior to those of our common stockholders.

DEPENDENCE ON KEY INDIVIDUALS

     Our future success is highly dependent upon our ability to attract and retain qualified key employees. We are organized with a small senior management team, with each of our separate operations under the day-to-day control of local managers. If we were to lose the services of any members of our central management team, our overall operations could be adversely affected, and the operations of any of our individual facilities could be adversely affected if the services of the local managers should be unavailable.

CONTROL BY PRINCIPAL STOCKHOLDER

     As of September 30, 2000, John H. Spielberger, our former Chairman of the Board, President and Chief Executive Officer, beneficially owned approximately 55% of our outstanding common stock. As a result of his stock ownership as of September 30, 2000, Mr. Spielberger had effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company.

     On December 14, 2000, Mr. Spielberger and certain affiliates sold their controlling interest in the Company to Applied Digital Solutions which now has effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct the future operations of the Company.

     Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.

ANTI-TAKEOVER PROVISIONS

     Certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-laws and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation provides that our Board of Directors may issue additional shares of Common Stock or establish one or more classes or series of Preferred Stock with such designations, relative voting rights, dividend rates, liquidation and other rights, preferences and limitations that the Board of Directors fixes without stockholder approval. Moreover, our certificate of incorporation and by-laws provide that our Board of Directors is divided into three classes serving staggered three year terms, resulting in approximately one-third of the directors being elected each year and also contain certain other provisions relating to voting and the removal of the officers and directors. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Each of the foregoing provisions may have the effect of rendering more difficult, delaying, discouraging, preventing or rendering more costly an acquisition of the Company or a change in control of the Company.

RISKS THAT THE VALUE OF OUR INVENTORY MAY DECLINE

     We purchase and warehouse inventory. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for refurbished or excess inventory equipment. Our success will depend on our ability to purchase inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

LACK OF DIVIDENDS ON COMMON STOCK; ISSUANCE OF PREFERRED STOCK

     We do not have a history of paying dividends on our common stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Pursuant to certain restrictions under our financing agreement with IBM Credit Corporation, there are restrictions on the declaration and payment of dividends. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

POSSIBLE VOLATILITY OF STOCK PRICE

     Our common stock is quoted on the Nasdaq SmallCap Stock Market(R), which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. During the 12 month period prior to December 22, 2000, the price per share of our common stock has ranged from a high of $3.47 to a low of $0.41.

YEAR 2000 COMPLIANCE

     We have not experienced any significant Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that we would be compliant prior to the Year 2000 failure dates. We experienced no problems on either January 1, 2000 or February 29, 2000. However we cannot make any assurances that unforeseen problems may not arise in the future.

     We do not believe that the Year 2000 problem has had or will continue to have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.

EMPLOYEES

     As of September 30, 2000, we employed 32 full-time and 3 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

     Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis would have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor its operations with respect to potential environmental issues, including changes in legally mandated standards.

ITEM 2.   PROPERTIES

     In May 1998, our new 40,000 square foot assembly, warehouse and headquarters facility located in Shirley, New York became operational. The total cost to construct and equip this facility was approximately $2.325 million, exclusive of land. Construction costs were reduced by $100,000, after application of a $100,000 grant from The Empire State Development Corporation in 1999.

     We lease 5,027 square feet of general office space in New York City pursuant to a five year lease at an annual rental of $130,704. This lease expires on February 28, 2002.

     We leased 2,850 square feet of general office space in Waltham, Massachusetts pursuant to a five year lease with an initial term which expired on October 31, 1999 and was renewed through January 31, 2002 at a base annual rental of $62,700 subject to escalation. On September 30, 2000, we closed the Waltham office and sublet the space at no profit or loss.

     We lease 340 square feet of general office space in Marlton, New Jersey for $13,200 per year, expiring on July 31, 2001.

     We leased 795 square feet of general office space in Fairfield, Connecticut for $17,180 per year. The office was closed on August
31, 2000 and we were released from any obligations under the lease.

ITEM 3.   LEGAL PROCEEDINGS

     We are party to one legal action arising in the ordinary course of business. In the opinion of management, this proceeding will not have a material adverse effect on the financial position, cash flows or overall trends in our results. The estimate of the potential impact on our financial position, overall results of operations or cash flows for this proceeding could change in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Our Common Stock trades on the Nasdaq SmallCap Stock Market(R) under the symbol "SYCM." The following table shows, for the periods indicated, the high and low sale prices per share of the common stock based on published financial sources.

                                       HIGH                      LOW
                                       ----                      ---
     1999
     ----
     First Quarter                    $1.75                    $1.06
     Second Quarter                    3.00                     1.13
     Third Quarter                     2.00                     1.25
     Fourth Quarter                    2.50                     1.19

     2000
     ----
     First Quarter                    $1.53                    $0.63
     Second Quarter                    3.47                     1.09
     Third Quarter                     1.94                     0.88
     Fourth Quarter                    1.25                     0.63

DIVIDENDS

     We have never paid cash dividends on our common stock. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by our Board of Directors from time to time in the exercise of its business judgment. The financing agreement with IBM Credit Corporation contains restrictions on our ability to declare and pay dividends. See "Lack of Dividends on Common Stock; Issuance of Preferred Stock" on page 13.

HOLDERS

     As of December 22, 2000, there were 54 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below, insofar as they relate to the five years ended September 30, 2000, are derived from, and are qualified by reference to, our audited consolidated financial statements included herein and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 1996, 1997 and 1998 and for the years ended September 30, 1996 and 1997 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

CONSOLIDATED STATEMENT OF                             For the Year Ended September 30,
OPERATIONS DATA                   ------------------------------------------------------------------------
                                      1996           1997           1998           1999           2000
                                      ----           ----           ----           ----           ----
Net sales.......................  $ 98,446,698   $ 89,725,938   $ 98,302,636   $ 69,683,295   $ 40,689,842
Cost of sales...................    89,025,331     78,049,310     89,047,731     62,731,687     36,116,860
Inventory write-down............           -              -          657,491            -
                                  ------------   ------------   ------------   ------------   ------------
Gross Profit....................     9,421,367     11,676,628      8,597,414      6,951,608      4,572,982
Selling and administrative
expenses........................     5,028,812      6,534,552      8,193,905      7,249,568      6,719,424
                                  ------------   ------------   ------------   ------------   ------------
Income/(loss) from operations...     4,392,555      5,142,076        403,509       (297,960)    (2,146,442)
Interest expense (net)..........    (1,390,867)      (979,185)      (881,781)      (216,521)       (36,324)
Other income....................        63,151          2,570        (35,000)         2,553         (8,734)
Realized loss on available-
for-sale securities.............    (1,406,250)           -         (206,250)           -              -
                                  ------------   ------------   ------------   ------------   ------------
Income/(loss) from continuing
operations before income taxes..     1,658,589      4,165,461       (719,522)      (511,928)    (2,191,500)
(Provision) benefit for income
taxes...........................      (735,886)    (1,761,855)       272,160        111,603        231,440
                                  ------------   -------------  ------------   ------------   ------------

Net income/(loss)...............  $    922,703   $  2,403,606   $   (447,362)  $   (400,325)  $ (1,960,060)
                                  ============   ============   ============   ============   ============

PER SHARE DATA:

Income (loss) from continuing
operations......................  $       0.25   $       0.61   $      (0.10)  $      (0.08)  $      (0.42)

Diluted weighted average number
of shares outstanding...........     3,677,290      3,931,846      4,613,750      4,771,364      4,694,306

CONSOLIDATED BALANCE SHEET
DATA:                                                        As of September 30,
                                  ------------------------------------------------------------------------
                                      1996           1997           1998           1999           2000
                                      ----           ----           ----           ----           ----
Working capital.................. $  3,342,545   $ 10,356,416   $  9,314,237   $  9,077,650   $  6,062,837
Total assets.....................   32,102,557     38,104,036     27,857,265     19,301,700     15,630,688
Short term debt..................   12,510,017     10,658,451      3,114,998         96,461        278,758
Long term debt...................       67,291         66,416      1,611,355      1,610,338        999,473
Stockholders' equity.............    3,998,587     11,827,636     11,551,919     11,206,868      9,208,021

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     CHANGE IN CONTROL

     On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the selling shareholders described below and Applied Digital Solutions, Applied Digital Solutions acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control of the Company. Shares of our common stock were sold to Applied Digital Solutions by the following persons and in the following amounts:

               Selling Shareholders                         Number of Shares Held       Percent Ownership
-------------------------------------------------------------------------------------------------------------
 John H. Spielberger                                              1,920,000                    41%
 Catherine Spielberger                                               50,000                     1%
 Bearpen Limited Partnership                                        600,000                    13%
-------------------------------------------------------------------------------------------------------------

 Total                                                            2,570,000                    55%
=============================================================================================================

     Applied Digital Solutions acquired the shares listed above for $4.5 million by issuing approximately 1.7 million shares of its common stock, valued at approximately $2.75 million to the selling shareholders listed above and upon payment of an aggregate amount of cash equal to approximately $1.75 million, to the selling shareholders listed above.

     As a condition to the closing of the transaction, John H. Spielberger, John C. Spielberger, Lee Adams and Cornelia Eldridge resigned as officers and directors of the Company. Garrett A. Sullivan, David A. Loppert and Anat Ebenstein were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons become the officers of the Company:

David A. Loppert          Chief Executive Officer, Assistant Secretary and
                          Assistant Treasurer
Anat Ebenstein            President, Chief Operating Officer
Michael Krawitz           Vice President, Secretary
J. Robert Patterson       Vice President, Chief Financial Officer and Treasurer
John C. Spielberger       Vice President, Sales and Marketing

     ACQUISITION OF ASSETS

     On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between us and Applied Digital Solutions, we acquired fifty-one percent (51%) of the outstanding shares of common stock of Information Products Center. The purchase price for the shares of Information Products Center was $2.075 million, payable $1.821 million in cash and $0.254 million by promissory note.

     On December 15, 2000, pursuant to the terms of a Stock Purchase Agreement, between us and Applied Digital Solutions, we acquired forty-nine percent (49%) of the outstanding shares of common stock of Information Products Center. The purchase price for the shares of Information Products Center was approximately $2.4 million, payable by promissory note.

     The assets of Information Products Center to be acquired indirectly by us include, without limitation, physical property. For the foreseeable future, we intend to utilize these assets in connection with the operations of the business of Information Products Center.

OVERVIEW

     We operate in a highly competitive industry which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales which produce lower than average gross profit margins, but are often accompanied by a service arrangement which yields higher than average gross profit margins.

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations.

                                                                        Years Ended September 30,
                                                                -----------------------------------------
                                                                    2000          1999          1998
                                                                    ----          ----          ----
                                                                     %             %             %
                                                                     -             -             -
Net sales                                                              100.0%       100.0%        100.0%
Cost of goods sold                                                     -88.8%       -90.0%        -90.6%
Writedown of Inventory                                                   0.0%         0.0%         -0.7%
                                                                -----------------------------------------
Gross profit                                                            11.2%        10.0%          8.7%
Selling, general and administrative expenses                           -16.5%       -10.4%         -8.3%
                                                                -----------------------------------------
Income (loss) from operations                                           -5.3%        -0.4%          0.4%
Interest expense (net)                                                  -0.1%        -0.3%         -0.9%
Realized loss on available-for-sale securities                           0.0%         0.0%         -0.2%
                                                                -----------------------------------------
Loss before income taxes                                                -5.4%        -0.7%         -0.7%
Income tax benefit                                                       0.6%         0.2%          0.3%
                                                                -----------------------------------------
Net loss                                                                -4.8%        -0.5%         -0.4%
                                                                =========================================

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Sales for fiscal year 2000 decreased approximately 41.6%, or $28,993,453, to $40,689,842, from $69,683,295 in fiscal year 1999. The decrease in sales was a result of the Company transitioning its business from a primarily hardware distributor and personal computer assembler to a reseller of mid-range systems and the transition to a systems integrator.

     Gross profit as a percentage of sales increased to 11.2% in fiscal year 2000, from 10.0% in fiscal year 1999. This increase was primarily attributable to the sale of more profitable mid-range systems than less profitable personal computer systems.

     Selling and Administrative expenses decreased by approximately 7.3%, or $530,144, to $6,719,424 in fiscal 2000, from $7,249,568 in fiscal year 1999.
The reduction in expense is primarily due to cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts, offset by an increase in salaries related to systems integration engineers and specialists.

     Interest expense decreased 43.5%, or $113,282, to $146,858 in fiscal year 2000, from $260,140 in fiscal year 1999. We believe that constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, we use all available funds to reduce our outstanding supplier credit facility on a daily basis. Net interest expense (interest expense less interest income) for fiscal year 2000 and 1999 was $36,324 and $216,521, respectively.

     Loss from operations before income taxes increased 428.1% to $2,191,500 in fiscal year 2000, from $511,928 in fiscal year 1998. This increase resulted primarily from increase in salary expense to support our transition to a systems integrator.

     Our effective tax rate was a negative 10.6% in fiscal year 2000 and a negative 21.8% in fiscal year 1999.

     Our net loss for fiscal year 2000 increased to $1,960,060, from $400,325 in fiscal year 1999 primarily due to increases in Selling and Administrative Expenses.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Sales for fiscal year 1999 decreased approximately 29%, or $28,619,341, to $69,683,295, from $98,302,636 in fiscal year 1998. The decrease in sales was a result of customer reluctance to spend on new programs before the effects of the new millennium are understood, and we are transitioning our business from a personal computer assembler to a reseller of mid-range systems.

     Gross profit as a percentage of sales increased to 10.0% in fiscal year 1999, from 8.7% in fiscal year 1998. This increase was primarily attributable to the inclusion of a $657,491 writedown of inventory in fiscal 1998, or .7% of sales.

     Selling and Administrative expenses decreased by approximately 11.5%, or $944,337 to $7,249,568 in fiscal year 1999, from $8,193,905 in fiscal year
1998. The reduction in expense is primarily due to cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts.

     Interest expense decreased 70.7%, or $628,075 to $260,140 in fiscal year 1999, from $888,215 in fiscal year 1998. We believe that constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, we use all available funds to reduce our outstanding supplier credit facility on a daily basis. Net interest expense (interest expense less interest income) for fiscal year 1999 and 1998 was $216,521 and $881,781, respectively.

     Loss from continuing operations before income taxes decreased by 28.9% to $511,928 in fiscal year 1999, from $719,522 in fiscal year 1998. This decrease resulted primarily from improved gross margin percentage and reduced interest expense referred to above.

     Our effective tax rate was a negative 21.8% in fiscal year 1999 and a negative 37.8% in fiscal year 1998.

     Our net loss for fiscal year 1999 decreased to $400,325, from $447,362 in fiscal year 1998, primarily due to the lost gross profit in fiscal 1999 being more than offset by the inventory write-off, increased operating expenses and interest expense in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our current ratios at September 30, 2000 and 1999 were 2.1 and 2.4, respectively. Working capital at September 30, 2000 was $6,062,837, a decrease of $3,014,813, from $9,077,650 at September 30, 1999.

     Cash used for operating activities in fiscal 2000 was $457,640 compared to $4,569,649 of cash provided by operating activities in fiscal year 1999 and $9,342,275 provided in fiscal 1998. The cash used in operating activities in fiscal 2000 was primarily as a result of the net loss and reductions in accounts receivable and payable, inventory, recoverable income taxes, prepaid expenses and deferred income taxes. The cash provided by operating activities during fiscal years 1999 and 1998 were a result of significant reductions in both inventory and accounts receivable.

     Cash used in investing activities was $299,986, $109,357 and $2,607,070 for fiscal years 2000, 1999 and 1998, respectively, and was used primarily to finance capital expenditures. We moved into our new facility in 1998.

     Net cash used in financing activities was $467,355, $3,111,280 and $6,258,290 in each of fiscal 2000, 1999 and 1998, respectively. The net cash used during fiscal 2000 was primarily payments on long-term debt and the re-purchase of our common stock. The net cash used in financing activities during fiscal years 1999 and 1998 related primarily to payments made under our supplier credit facility, payments on long-term debt and the repurchase of our common stock. In addition, in 1998, we obtained a mortgage from the Chase Manhattan Bank secured by our new facility in the amount of $1,650,000. The proceeds were used to pay down our debt with IBM Credit Corporation.

     Under our financing arrangement with IBM Credit Corporation, as of September 30, 2000, we were able to borrow up to 85% of our eligible accounts receivable and 100% of our eligible inventory, up to a maximum of $22,500,000. As of September 30, 2000, 1999 and 1998, interest on the outstanding borrowings for IBM Credit Corporation were payable monthly at the prime rate, or prime rate plus 6.5% should we fail to meet certain collateral requirements. As of September 30, 2000 and 1999, there were no borrowings outstanding under the IBM Credit Corporation facility. Additionally, advances under our Agreement for Wholesale Financing from IBM Credit Corporation totaling $4,411,031 and $3,282,454 were included in accounts payable at September 30, 2000 and 1999, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

     As a result of Applied Digital Solutions having acquired a majority interest in the Company, we will, in the future, be required to borrow from IBM Credit Corporation through Applied Digital Solutions under its credit facility with IBM Credit Corporation. Borrowings from Applied Digital Solutions will be on such terms and conditions as it may reasonably make available to us from time to time, which will be no worse than those currently provided for in the Inventory and Working Capital Financing Agreement.

     In 1999, we received a grant of $100,000 and a loan of $100,000 from The Empire State Development Corporation to assist in the financing of the new facility in Shirley, New York.

     We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation, financing provided by Applied Digital Solutions and our projected earnings capacity will be sufficient to fund our operations and capital expenditures for at least 12 months.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     We have historically experienced, and expect to continue to experience, fluctuations in our net sales, income from operations and net income due to the size and timing of system sales transactions. Due to the fact that a significant portion of our overhead is fixed, our results of operations may be adversely affected if revenues were to fall below our expectations. We can typically deliver systems within a short period of time and therefore we do have a significant long-term backlog in orders.

     The following table sets forth certain quarterly information for the periods indicated:

                                                           First           Second           Third            Fourth
                                                         Quarter          Quarter         Quarter           Quarter
                                                         -------          -------         -------           -------
FOR THE YEAR ENDED
SEPTEMBER 30, 2000:
Net sales                                           $ 11,725,000     $  9,338,000    $ 10,832,000      $  8,795,000
Gross profit                                           1,282,000        1,313,000       1,034,000           944,000
Loss from operations                                    (952,000)        (535,000)       (538,000)         (122,000)
Net loss                                                (748,000)        (470,000)       (530,000)         (213,000)

FOR THE YEAR ENDED
SEPTEMBER 30, 1999:
Net sales                                           $ 27,329,000     $ 14,355,000    $ 14,018,000      $ 13,982,000
Gross profit                                           2,839,000        1,921,000       1,218,000           974,000
Income (loss) from operations                            938,000          368,000        (777,000)         (827,000)
Net income (loss)                                        511,000          172,000        (478,000)         (605,000)

FOR THE YEAR ENDED
SEPTEMBER 30, 1998:
Net sales                                           $ 28,062,000     $ 22,228,000    $ 26,417,000      $ 21,596,000
Gross profit                                           2,814,000        1,873,000       2,500,000         1,410,000
Income (loss) from operations                            809,000         (151,000)        432,000          (687,000)
Net income (loss)                                        317,000         (196,000)         89,000          (657,000)

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

     Management's discussion and analysis of our financial conditions and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Report. Except for the historical statements and discussions contained in this Report, statements contained herein constitute forward looking statements within the meanings of the Securities Act of 1933 as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in such statements.

YEAR 2000 COMPLIANCE

     We have not experienced any significant internal Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that our internal systems would be compliant prior to the Year 2000 failure dates. We have not experienced any Year 2000 compliance problems. However, we cannot make any assurances that unforeseen problems may not arise in the future.

     We do not believe that the Year 2000 problem has had or will continue to have a material adverse effect on our business, results of operations or cash flows. The estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, a vendor's ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review. The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We will adopt FAS 133, as well as its amendments and interpretations, in fiscal year 2001. We do not believe that FAS 133 will have a material impact on our results of operations, cash flows and financial condition.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Therefore, we will adopt this statement no later than the fourth quarter of fiscal 2001. We do not believe that SAB 101 will have a material impact on our results of operations, cash flows and financial condition.

     In September 2000, the EITF reached a consensus in EITF Issues 00-10, "Accounting for Shipping and Handling Fees and Costs," agreeing that shipping and handling fees must be classified as revenues and comparable prior periods should be restated. Further, they agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. Therefore, we will adopt EITF Issue 00-10 in the fourth quarter of 2001. We do not anticipate that the adoption of EITF Issue 00-10 will have a material impact on our results of operations, cash flows and financial condition.

INFLATION

     In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the financing agreement with IBM Credit Corporation are at the prime rate. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

     Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and supplementary data included in this Annual Report are listed in Item 14 and begin immediately after Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 will be included in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be included in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be included in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be included in our Proxy Statement for our 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The financial statements and financial statement schedule listed below are included in this report
          Independent Auditors' Report
          Financial Statements
               Consolidated Balance Sheets
               Consolidated Statements of Operations
               Consolidated Statements of Stockholders' Equity
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements
          Financial Statement Schedule
                Schedule of Valuation and Qualifying Accounts
(a)(2) Financial statement schedules have been included in Item 14(a)(1) above.
(a)(3)    Exhibits
          See Index to Exhibits filed as part of this annual report on Form 10-K.
(b)       Reports on Form 8-K
          On December 22, 2000, we filed a Current Report on Form 8-K reporting (a) a change in control of the Registrant and (b) the acquisition of Information Products Center, Inc.
(c)       Exhibits - Included in Item 14(a)(3) above.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on December 28, 2000.

                                   SYSCOMM INTERNATIONAL CORPORATION
                                   (Registrant)

                                   BY:         /S/ DAVID A. LOPPERT
                                   -------------------------------------------
Dated: December 28, 2000            David A. Loppert, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                          Title                          Date
            ---------                                          -----                          ----
            /S/ GARRETT A. SULLIVAN
------------------------------------------------   Chairman of the Board of                   December 28, 2000
             (Garrett A. Sullivan)                   Directors

                                                   Chief Executive Officer, Assistant
              /S/ DAVID A. LOPPERT                   Secretary and Assistant                  December 28, 2000
------------------------------------------------     Treasurer (Principal Executive
              (David A. Loppert)                     Officer)


               /S/ ANAT EBENSTEIN
------------------------------------------------   President and Director (Principal          December 28, 2000
                (ANAT EBENSTEIN)                     Operating Officer)


            /S/ J. ROBERT PATTERSON                Vice President, Treasurer and
------------------------------------------------     Chief Financial Officer                  December 28, 2000
             (J. ROBERT PATTERSON)                   (Principal Accounting Officer)

   LIST OF EXHIBITS
   (Item 14 (c))

   Exhibit
   Number                          Description
   ------                          -----------

    3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

    3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

   10.1 Inventory and Working Capital Financing Agreement, dated September 24, 1996 between the Company's subsidiary,
               Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2. to the Company's Registration Statement on Form S-1/A
               (File No. 333-25593) filed with the Commission on June 12, 1997)

   10.2 Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation

   10.3* 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

   10.4* 1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)

   10.5* 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)

   12.1        Statement re Computation of Ratios

   21.1        List of Subsidiaries

   23.1        Consent of Albrecht, Viggiano, Zureck & Company, P.C.

   27.1        Financial Data Schedule

[FN]
   -------
   *           Management contract or compensatory plan.

                               TABLE OF CONTENTS
                               -----------------

                                                                       Page No.
                                                                       --------

INDEPENDENT AUDITORS' REPORT..........................................   F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheets.......................................   F-3

    Consolidated Statements of Operations.............................   F-4

    Consolidated Statements of Stockholders' Equity...................   F-5

    Consolidated Statements of Cash Flows.............................   F-6

    Notes to Consolidated Financial Statements........................   F-7






A L B R E C H T ,  V I G G I A N O ,  Z U R E C K
           &  C O M P A N Y ,  P . C .
                                                   CERTIFIED PUBLIC ACCOUNTANTS
                                                               25 SUFFOLK COURT
                                                            HAUPPAUGE, NY 11788
                                                                 (631) 434-9500


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors
SysComm International Corporation and Subsidiary
Shirley, New York


We have audited the accompanying consolidated balance sheets of SysComm International Corporation and Subsidiary as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SysComm International Corporation and Subsidiary as of September 30, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements.
This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.

Hauppauge, New York
December 15, 2000


                                      SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                                 CONSOLIDATED BALANCE SHEETS

                                                                                              September 30,
                                                                                      ----------------------------
                                                                                          2000            1999
                                                                                      ------------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $  1,038,540    $  2,263,521
    Accounts receivable, net                                                             9,802,460      11,400,892
    Inventory                                                                              404,505         741,561
    Recoverable income taxes                                                                   -0-         725,900
    Prepaid expenses                                                                        42,391         106,740
    Deferred income taxes                                                                  198,135         323,530
                                                                                      ------------    ------------

                                                            Total Current Assets        11,486,031      15,562,144

PROPERTY, PLANT AND EQUIPMENT, NET                                                       3,298,074       3,315,187

OTHER ASSETS                                                                               471,188         424,369

DEFERRED INCOME TAXES                                                                      375,395             -0-
                                                                                      ------------    ------------

                                                                    Total Assets      $ 15,630,688    $ 19,301,700
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                          $  5,131,425    $  6,378,033
    Current portion of long-term debt                                                      278,758          96,461
    Income taxes payable                                                                    13,011          10,000
                                                                                      ------------    ------------

                                                       Total Current Liabilities         5,423,194       6,484,494

LONG-TERM DEBT                                                                             999,473       1,610,338
                                                                                      ------------    ------------

                                                               Total Liabilities         6,422,667       8,094,832
                                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock; no par value; 1,000,000
      shares authorized; none issued
    Common stock; $.01 par value; 40,000,000 shares authorized;
      5,554,878 shares issued at September 30, 2000;
      5,523,589 shares issued at September 30, 1999                                         55,549          55,236
    Additional paid-in capital                                                           6,502,197       6,473,892
    Retained earnings                                                                    3,562,151       5,522,211
                                                                                      ------------    ------------
                                                                                        10,119,897      12,051,339
    Treasury stock (at cost)                                                              (911,876)       (844,471)
                                                                                      ------------    ------------

                                                      Total Stockholders' Equity         9,208,021      11,206,868
                                                                                      ------------    ------------

                                      Total Liabilities and Stockholders' Equity      $ 15,630,688    $ 19,301,700
                                                                                      ============    ============

                                See accompanying notes to consolidated financial statements.

                              SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years ended September 30,
                                                                --------------------------------------------
                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
SALES                                                           $ 40,689,842    $ 69,683,295    $ 98,302,636
                                                                ------------    ------------    ------------


Cost of Sales                                                     36,116,860      62,731,687      89,047,731
Writedown of Inventory                                                   -0-             -0-         657,491
                                                                ------------    ------------    ------------

                                                                  36,116,860      62,731,687      89,705,222
                                                                ------------    ------------    ------------

                                              Gross Profit         4,572,982       6,951,608       8,597,414

SELLING AND ADMINISTRATIVE EXPENSES                                6,719,424       7,249,568       8,193,905
                                                                ------------    ------------    ------------

                             Income (Loss) from Operations        (2,146,442)       (297,960)        403,509
                                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Interest expense                                                (146,858)       (260,140)       (888,215)
    Interest income                                                  110,534          43,619           6,434
    Other                                                             (8,734)          2,553         (35,000)
    Realized loss on available-for-sale
      securities                                                         -0-             -0-        (206,250)
                                                                ------------    ------------    ------------

                                       Total Other Expense           (45,058)       (213,968)     (1,123,031)
                                                                ------------    ------------    ------------

                                  Loss before Income Taxes        (2,191,500)       (511,928)       (719,522)

INCOME TAX BENEFIT                                                   231,440         111,603         272,160
                                                                ------------    ------------    ------------

                                                  Net Loss      $ (1,960,060)   $   (400,325)   $   (447,362)
                                                                ============    ============    ============

PER SHARE DATA
    Basic                                                       $      (0.42)   $      (0.08)   $      (0.10)
    Diluted                                                            (0.42)          (0.08)          (0.10)

WEIGHTED AVERAGE SHARES
    Basic                                                          4,694,306       4,749,519       4,593,065
    Diluted                                                        4,694,306       4,771,364       4,613,750








                        See accompanying notes to consolidated financial statements.

                              SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                Years ended September 30, 2000, 1999 and 1998



                                              Common Stock          Additional         Treasury Stock
                                        ------------------------      Paid-In     ------------------------
                                          Shares        Amount        Capital       Shares        Amount
                                        ----------   -----------   ------------   ----------   -----------
Balance as of September 30, 1997         4,555,540   $    50,172   $  5,610,452      461,660   $  (142,170)

Comprehensive Loss:
Net Loss
Unrealized Loss on Available-for-
  Sale Securities
Realized Loss on Available-for-Sale
  Securities

Total Comprehensive Loss
Compensatory Stock Options
  Issued to Non-employees                                                75,225
Exercise of Stock Options                  498,000         4,980        631,940
Purchase of Treasury Shares               (279,635)                                  279,635      (601,216)
                                        ----------   -----------   ------------   ----------   -----------

Balance as of September 30, 1998         4,773,905        55,152      6,317,617      741,295      (743,386)

Net Loss
Compensatory Stock Options
  Issued to Non-employees                                               147,000
Common Stock Issued Pursuant
  to Stock Purchase Plan                     8,389            84          9,275
Purchase of Treasury Shares                (61,400)                                   61,400      (101,085)
                                        ----------   -----------   ------------   ----------   -----------

Balance as of September 30, 1999         4,720,894        55,236      6,473,892      802,695      (844,471)
                                        ----------   -----------   ------------   ----------   -----------

Common Stock Issued Pursuant to
  Stock Purchase Plan                       31,289           313         28,305
Net Loss
Purchase of Treasury Shares                (49,700)                                   49,700       (67,405)
                                        ----------   -----------   ------------   ----------   -----------

Balance as of September 30, 2000         4,702,483   $    55,549   $  6,502,197      852,395   $  (911,876)
                                        ==========   ===========   ============   ==========   ===========




                                         Accumulated
                                            Other                           Total
                                        Comprehensive      Retained     Stockholders'
                                           Income          Earnings         Equity
                                        -------------    -----------    -------------
Balance as of September 30, 1997        $     (60,716)   $ 6,369,898    $  11,827,636

Comprehensive Loss:
Net Loss                                                    (447,362)        (447,362)
Unrealized Loss on Available-for-
  Sale Securities                             (63,034)                        (63,034)
Realized Loss on Available-for-Sale
  Securities                                  123,750                         123,750
                                                                        -------------
Total Comprehensive Loss                                                     (386,646)
Compensatory Stock Options
  Issued to Non-employees                                                      75,225
Exercise of Stock Options                                                     636,920
Purchase of Treasury Shares                                                  (601,216)
                                        -------------    -----------    -------------

Balance as of September 30, 1998                  -0-      5,922,536       11,551,919

Net Loss                                                    (400,325)        (400,325)
Compensatory Stock Options
  Issued to Non-employees                                                     147,000
Common Stock Issued Pursuant
  to Stock Purchase Plan                                                        9,359
Purchase of Treasury Shares                                                  (101,085)
                                        -------------    -----------    -------------

Balance as of September 30, 1999                  -0-      5,522,211       11,206,868
                                        -------------    -----------    -------------

Common Stock Issued Pursuant to
  Stock Purchase Plan                                                          28,618
Net Loss                                                  (1,960,060)      (1,960,060)
Purchase of Treasury Shares                                                   (67,405)
                                        -------------    -----------     ------------

Balance as of September 30, 2000                 $-0-    $ 3,562,151     $  9,208,021
                                        =============    ===========     ============




         See accompanying notes to consolidated financial statements.

                                         SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        Years ended September 30,
                                                                         -------------------------------------------------------
                                                                               2000               1999                1998
                                                                         ---------------     ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                              $    (1,960,060)    $      (400,325)   $       (447,362)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                            308,365             292,144             299,274
        Compensatory stock options issued to non-employees                           -0-             147,000              75,225
        Deferred tax provision (benefit)                                        (250,000)            206,263            (208,212)
        Loss on disposition of equipment                                           8,734              11,371                 -0-
        Realized loss on available-for-sale securities                               -0-                 -0-             206,250
        Changes in assets and liabilities:
           Accounts receivable                                                 1,598,432           8,212,042           3,655,192
           Inventory                                                             337,056           1,844,675          10,058,107
           Recoverable income taxes                                              725,900            (444,924)          (280,976)
           Prepaid expenses and other assets                                      17,530            (107,637)            (42,683)
           Accounts payable and accrued liabilities                           (1,246,608)         (5,200,960)         (3,473,326)
           Income taxes payable                                                    3,011              10,000            (499,214)
                                                                         ---------------     ---------------    ----------------
               Net Cash Provided by (Used in) Operating Activities              (457,640)          4,569,649           9,342,275
                                                                         ---------------     ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                    (305,036)           (209,357)         (2,607,070)
   Proceeds from disposition of equipment                                          5,050                 -0-                 -0-
   Proceeds from state grant                                                         -0-             100,000                 -0-
                                                                         ---------------     ---------------    ----------------
                             Net Cash Used in Investing Activities              (299,986)           (109,357)         (2,607,070)
                                                                         ---------------     ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments under supplier
     credit facility                                                                 -0-          (3,020,234)         (7,594,604)
   Net proceeds from long-term debt                                                  -0-             100,000           1,650,000
   Payments of long-term debt                                                   (428,568)            (99,320)            (53,910)
   Net proceeds from issuance of common stock                                     28,618               9,359                 -0-
   Purchase of treasury stock                                                    (67,405)           (101,085)           (259,776)
                                                                         ---------------     ---------------    ----------------
                             Net Cash Used in Financing Activities              (467,355)         (3,111,280)         (6,258,290)
                                                                         ---------------     ---------------    ----------------
                               Net Increase (Decrease) in Cash and
                                                  Cash Equivalents            (1,224,981)          1,349,012             476,915

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,263,521             914,509             437,594
                                                                         ---------------     ---------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $     1,038,540     $     2,263,521    $        914,509
                                                                         ===============     ===============    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for:
      Income taxes                                                       $        28,951     $       241,935    $        809,910
      Interest                                                                   146,858             252,727             888,215

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
   Purchase of treasury stock:
      Proceeds from sale of stock options                                $           -0-     $           -0-    $        341,440
      Purchase of treasury stock                                                     -0-                 -0-            (601,216)
                                                                         ---------------     ---------------    ----------------
                                      Cash Paid for Treasury Stock       $           -0-     $           -0-    $       (259,776)
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

Business Organization and Basis of Presentation
-----------------------------------------------

SysComm International Corporation (the "Company"), incorporated on September 30, 1987, is a Delaware corporation with one active subsidiary: Information Technology Services, Inc. (doing business as InfoTech, a New York Corporation since 1980).

The Company, through its subsidiary, conducts business in New York, New Jersey, Connecticut and Massachusetts. The Company is a supplier and systems integrator of a broad range of computer and related products.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of SysComm International Corporation and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates
---------

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

Stock-Based Compensation
------------------------

The Company accounts for stock options and employees' purchase rights as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost is recognized for employees' purchase rights and stock options granted to employees. Compensation cost is recognized for stock options granted to non-employees based upon the fair market value of the options granted.

Accounts Receivable
-------------------

Accounts receivable are presented net of allowances for doubtful accounts and for sales returns. The allowances are based on prior experience and management's evaluation of the collectibility of accounts receivable and returned merchandise credits. Authorized returns from suppliers are classified as receivables. The allowance for doubtful accounts was $133,000 and $169,050 as of September 30, 2000 and 1999, respectively. The allowance for sales returns was $25,000 and $110,000 as of September 30, 2000 and 1999, respectively.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
---------

Inventory consists principally of computer hardware and software, and is valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

The Company reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the current need for its inventory valuation allowance. The allowance was $250,000 and $164,420 as of September 30, 2000 and 1999, respectively.

Property, Plant and Equipment
-----------------------------

Property, plant and equipment is stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, any assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

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

Income Taxes
------------

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Investments
-----------

The Company evaluates its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment securities are classified as available-for-sale securities and carried at fair value, with temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income within stockholders' equity. Realized losses are recorded for any decline in value determined to be other-than-temporary on available-for-sale securities.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income
--------------------

In 1999, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and other comprehensive income; the latter includes unrealized gains and losses on available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity. This adoption had no effect on stockholders' equity. Prior year financial statements have been reclassified to conform with this requirement.

Revenue Recognition
-------------------

Revenue related to the sales of computer equipment is recorded at the time of shipment. Service revenue and costs are recognized when services are provided.

Earnings (Loss) Per Common Share
--------------------------------

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings per Share. This pronouncement requires the reporting of two income (loss) per share figures: basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effect of shares issuable through stock options and warrants.

A reconciliation of the weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings (loss) per share follows.

                                          Year Ended                   Year Ended                     Year Ended
                                      September 30, 2000           September 30, 1999             September 30, 1998
                                 ---------------------------  ----------------------------   ---------------------------
                                      Basic       Dilutive        Basic         Dilutive         Basic        Dilutive
                                 --------------  -----------  -------------  -------------   -------------  ------------
Weighted-average number
   of common shares outstanding       4,694,306    4,694,306      4,749,519      4,749,519       4,593,065     4,593,065
                                 ==============  ===========  =============  =============   =============  ============

The dilutive effect of the following options were not included in the computation of diluted loss per share for their respective year because they are anti-dilutive:

  *  57,000 options granted in 1997 at exercise prices ranging from $5.56 to $6.12
  *  40,000 options granted in 1998 at an exercise price of $1.88
  *  327,000 options granted in 1999 at exercise prices ranging from $1.56 to $2.85
  *  150,000 options granted in 2000 at exercise prices ranging from $0.88 to $0.97

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents
-------------------------

The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity of these instruments. The fair value of investments is estimated based on quoted market price. The carrying value of the long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is comprised of:

                                                  2000               1999
                                             --------------     --------------
     Land                                    $      437,660     $      437,660
     Building                                     2,225,480          2,225,480
     Vehicles                                        81,251             81,251
     Computer equipment                           1,022,611          1,026,084
     Furniture and fixtures                         502,608            518,141
     Leasehold improvements                          10,703            117,691
                                             --------------     --------------

                                                  4,280,313          4,406,307

     Accumulated depreciation                      (982,239)        (1,091,120)
                                             --------------     --------------

     Property, plant and equipment, net      $    3,298,074     $    3,315,187
                                             ==============     ==============

The Company received a grant of $100,000 from the Empire State Development Corporation in 1999 that reduced the cost of the building in Shirley, New York.

NOTE 3 - OTHER ASSETS

The Company is the owner and beneficiary of a $1,000,000 whole life policy covering the life of the principal stockholder/officer. The cash surrender value of life insurance included in Other Assets as of September 30, 2000 and 1999 amounted to $276,974 and $240,652, respectively.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FINANCING ARRANGEMENTS

The Company entered into a formal credit agreement with the financing subsidiary of IBM. Under the credit facility, the Company may borrow up to 85% of receivables due within 90 days and up to 100% of eligible inventory, to a maximum of $22,500,000. The agreement, which is subject to renewal each September, is also subject to temporary increases, thereby increasing the line of credit to $41,500,000 during certain periods. Interest on the outstanding borrowings is payable monthly at prime, or prime plus 6.5%, should the Company fail to meet certain collateral requirements. Additionally, $4,411,031 and $3,282,454 were included in accounts payable at September 30, 2000 and 1999, respectively, and are included against the maximum credit available. Subsequent to September 30, 2000, this agreement is in the process of being revised as further detailed in Note 12.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                         2000                  1999
                                                                                     ------------          ------------
CHASE MANHATTAN BANK
   Mortgage loan in the amount of $1,650,000 collateralized by the land and building in Shirley, New York; payable in monthly installments of $14,979 including interest of 7.16% per annum; subsequent to September 30, 2000,
   this agreement was modified, as further detailed in Note 12.                      $  1,173,778          $  1,575,274

EMPIRE STATE DEVELOPMENT CORPORATION
   Loan in the amount of $100,000 to finance improvements to the facility in
   Shirley, New York; payable in 119 monthly installments of $1,012, beginning May 1, 1999 and ending April 1, 2009, including principal and a base interest rate of 4.0% per annum; interest rate is subject to change each March 1 to prime plus 2.0% if the number of full-time employees in
   Shirley, New York declines below 85% of certain annual base numbers.                    88,142                95,892

FORD MOTOR CREDIT CORP.
   Collateralized by a lien on a Company automobile; payable in 36 monthly installments of $815 including interest of 9.0% per annum; final payment
   due October 1999.                                                                          -0-                   809
                                                                                     ------------          ------------

                                                           (carried forward)            1,261,920             1,671,975





               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT (continued)
                                                                                         2000                  1999
                                                                                     ------------          ------------
                                                      (brought forward)              $  1,261,920          $  1,671,975

AT&T CREDIT CORP.
   Capital lease collateralized by a lien on the Company's phone system;
   payable in monthly installments of $708 including interest of 14.5%
   per annum; final payment due May 2001.                                                   5,368                12,515

   Capital lease collateralized by a lien on the Company's phone system;
   payable in monthly installments of $542 including interest of 15.1%
   per annum; final payment due January 2001.                                               1,581                 7,406

   Capital lease collateralized by a lien on the Company's phone system;
   payable in monthly installments of $560 including interest of 9.5%
   per annum; final payment due March 2002.                                                 9,362                14,903
                                                                                     ------------          ------------
                                                                                        1,278,231             1,706,799

   Current maturities                                                                    (278,758)              (96,461)
                                                                                     ------------          ------------

                                                                                     $    999,473          $  1,610,338
                                                                                     ============          ============

Maturities of long-term debt are as follows:

                                                     September 30, 2001              $    278,758
                                                                   2002                   929,256
                                                                   2003                     9,514
                                                                   2004                     9,902
                                                                   2005                    10,305
                                                             Thereafter                    40,496
                                                                                     ------------

                                                                                     $  1,278,231
                                                                                     ============

NOTE 6 - CAPITAL LEASES

As of September 30, 2000 and 1999, gross assets capitalized under equipment leases totaled $80,745 and the accumulated amortization totaled $49,353 and $37,519, respectively. Amortization expense for the years ended September 30, 2000, 1999 and 1998 amounted to $11,834.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                             Years Ended September 30,
                                                              -------------------------------------------------------
                                                                    2000                1999               1998
                                                              ---------------     ----------------   ----------------
             Current:
                 Federal                                      $       (25,863)    $       (362,184)  $        (63,948)
                 State                                                 44,423               44,318                -0-
                                                              ---------------     ----------------   ----------------
                                Total Current                          18,560             (317,866)           (63,948)
                                                              ---------------     ----------------   ----------------
             Deferred:
                 Federal                                             (202,500)             167,073           (168,652)
                 State                                                (47,500)              39,190            (39,560)
                                                              ---------------     ----------------   ----------------
                               Total Deferred                        (250,000)             206,263           (208,212)
                                                              ---------------     ----------------   ----------------
         Provision (Benefit) for Income Taxes                 $      (231,440)    $       (111,603)  $       (272,160)
                                                              ===============     ================   ================

A reconciliation of income tax benefit at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                                                             Years Ended September 30,
                                                              -------------------------------------------------------
                                                                    2000                1999               1998
                                                              ---------------     ----------------   ----------------
         Income taxes at federal statutory rate               $      (745,110)    $       (174,056)  $       (244,637)
         State taxes, net of federal benefit                          (59,860)              62,453            (27,523)
         Valuation allowance                                          573,530                  -0-                -0-
                                                              ---------------     ----------------   ----------------
         Provision (Benefit) for Income Taxes                 $      (231,440)    $       (111,603)  $       (272,160)
                                                              ===============     ================   ================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                           September 30,
                                                              ------------------------------------
                                                                    2000                1999
                                                              ---------------     ----------------
         Allowance for doubtful accounts                      $        51,870     $         71,001
         Allowance for sales returns                                    9,750               46,200
         Inventory                                                     98,936               71,891
         Investments                                                   16,803               18,096
         Depreciation                                                 (29,018)             (21,742)
         Vacation accrual                                              20,776               39,078
         Stock options                                                 86,668               93,335
         Other                                                          4,875                5,671
         Net operating loss carry forward                             886,400                  -0-
                                                              ---------------     ----------------
                    Total Deferred Tax Assets                 $     1,147,060     $        323,530

                   Less:  Valuation Allowance                        (573,530)                 -0-
                                                              ---------------     ----------------
                      Net Deferred Tax Assets                 $       573,530     $        323,530
                                                              ===============     ================

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INCOME TAXES (continued)

At September 30, 2000, the Company has a net operating loss carryforward of approximately $2,300,000 which will expire in 2020. Utilization of the Company's net operating loss is subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been partially offset by a valuation allowance at September 30, 2000.

NOTE 8 - STOCK-BASED COMPENSATION

Stock Option Plans
------------------

The 1988 stock option plan expired on May 5, 1998. In February 1998, a new stock option plan (the "1998 Plan") was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant.

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

During 2000 and 1999, 110,000 and 115,000 options, respectively, were granted to investment bankers, directors and employees of the Company with immediate vesting. All other options granted vest over a four-year period following the date of grant. The options granted in 1997 expire on September 1, 2001. All other options expire five years from the date of the grant.

A summary of stock option activity related to the Company's stock option plans is as follows:

                                         Beginning      Granted      Exercised      Canceled        Ending
                                          Balance        During        During        During        Balance
                                        Outstanding      Period        Period        Period      Outstanding    Exercisable
                                        -----------    ----------    ----------    ----------    -----------    -----------
Year ended September 30, 1998
Number of shares                            564,500        40,000       498,000         9,500         97,000         54,250
Weighted average exercise price
  per share                             $      1.26    $    1.875    $     0.69    $     5.56    $      4.06    $      2.85

Year ended September 30, 1999
Number of shares                             97,000       327,000           -0-        21,000        403,000        173,000
Weighted average exercise price
  per share                             $      4.06    $     2.02    $      -0-    $     5.56    $      2.32    $      2.90

Year ended September 30, 2000
Number of shares                            403,000       150,000           -0-       244,000        309,000        283,000
Weighted average exercise price
  per share                             $      2.32    $      .92    $      -0-    $     1.71    $      2.12    $      2.12


               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (continued)

The weighted average per share fair value of the options granted during the years ended September 30, 2000 and 1999 was estimated as $.59 and $1.34, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              2000                        1999
                                                        -----------------            --------------
              Risk-free interest rates                  5.83% - 6.22%                5.62% - 5.86%
              Expected option lives                     4.13 - 4.84 years            4.48 - 5 years
              Expected volatilities                                  110%                      110%
              Expected dividend yields                                 0%                        0%

The following table summarizes information about the options outstanding at September 30, 2000:

                                             Options Outstanding                    Options Exercisable
                                 ------------------------------------------     ---------------------------
                                                  Weighted       Weighted                        Weighted
                                                   Average        Average                         Average
          Range of                 Number         Remaining     Exercisable        Number       Exercisable
       Exercise Price            Outstanding        Life           Price        Exercisable        Price
-----------------------------    -----------     ----------     -----------     -----------     -----------
        $5.56 - $6.12                 24,000      .92 years     $      5.63          18,000     $      5.63
        $2.69 - $2.85                115,000     3.48 years            2.83         115,000            2.83
        $0.88 - $1.88                170,000     4.18 years            1.14         150,000            1.16

Employee Stock Purchase Plan
----------------------------

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

During the year ended September 30, 2000, participating employees in the 1999 Plan exercised their rights to purchase 31,289 shares of common stock at 85% of the fair market value. No purchase rights remain outstanding or exercisable at September 30, 2000.

The fair market value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: no estimated dividends; expected volatility of 110%; risk free interest rates of 6.26% and 5.72%; and an expected life of 0.5 years. The weighted-average fair value of these purchase rights granted in 2000 was $0.40.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION (continued)

Employee Stock Purchase Plan
----------------------------

Had compensation expense for the Company's stock-based compensation plans been determined consistent with FAS 123, net loss and loss per share would be increased to the pro forma amounts indicated below:

                                             2000                   1999
                                         ------------           ------------
Net loss
      As reported                        $(1,960,060)           $  (400,325)
      Pro forma                           (2,036,061)              (480,008)

Loss per share - basic
      As reported                        $     (0.42)           $     (0.08)
      Pro forma                                (0.43)                 (0.10)

Loss per share - diluted
      As reported                        $     (0.42)           $     (0.08)
      Pro forma                                (0.43)                 (0.10)

NOTE 9 - 401(k) PLAN

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

During the years ended September 30, 2000, 1999 and 1998, the Company incurred 401(k) costs totaling $7,796, $21,411 and $19,945, respectively.

NOTE 10 - CONCENTRATION OF CREDIT RISK

Cash
----

The Company places most of its temporary cash investments with one financial institution and normally exceeds the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CONCENTRATION OF CREDIT RISK (continued)

Major Customers
---------------

Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For the year ended September 30, 2000, one customer comprised 25% of sales. This customer comprised 14% of accounts receivable at September 30, 2000. No single customer comprised more than 10% of sales for the years ended September 30, 1999 and 1998. Two customers comprised 14% and 11%, respectively, of accounts receivable as of September 30, 2000. In comparison, three customers comprised 19%, 18% and 14% of accounts receivable as of September 30, 1999.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Purchases
---------

In 1998 and 1997, the Company purchased a majority of its products from International Business Machines Corporation (IBM). In 1999, the Company began purchasing more products from other vendors and less from IBM. Purchases from IBM represented approximately 16%, 9% and 85% of total purchases for each of the years ended September 30, 2000, 1999 and 1998, respectively. Four other vendors were major suppliers in 2000. Purchases from these suppliers represented approximately 40%, 21%, 10% and 5% of total purchases for the year ended September 30, 2000 and 35%, 1%, 0% and 12%, respectively, of accounts payable at September 30, 2000.

Leases
------

The Company has operating leases on real property and equipment expiring through the year 2003. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes, and insurance.

Rent expense and other charges totaled $296,304, $201,655 and $387,837 for the years ended September 30, 2000, 1999 and 1998, respectively.

The future minimum rental commitments are as follows:

           September 30, 2001                           $   150,704
                         2002                                54,460
                                                        -----------

                                                        $   205,164
                                                        ===========

Employment Agreements
---------------------

Effective June 17, 1997, the Company entered into two-year employment agreements with four senior executives. The employment agreements expired in 1999 and were not renewed. No other long-term employment agreements exist as of September 30, 2000.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

Change in Control
-----------------

On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the selling shareholders described below and Applied Digital Solutions, Inc., a Missouri corporation, Applied Digital Solutions acquired approximately 55% of the issued and outstanding common shares of the Company, resulting in a change in control of the Company. Shares of the Company's common stock were sold by the following persons and in the following amounts:

                                               Number of           Percent
                                              Shares Held         Ownership
                                             -------------       -----------
    John H. Spielberger                          1,920,000               41%
    Catherine Spielberger                           50,000                1%
    Bearpen Limited Partnership                    600,000               13%
                                             -------------       -----------

    Total                                        2,570,000               55%
                                             =============       ===========

Applied Digital Solutions acquired the shares listed above for $4.5 million by issuing approximately 1.7 million shares of its common stock valued at approximately $2.75 million to the selling shareholders listed above and upon payment of an aggregate amount of cash equal to approximately $1.75 million to the selling shareholders listed above.

As a condition to the closing of the transactions, John H. Spielberger, John C. Spielberger, Lee Adams and Cornelia Eldridge resigned as officers and directors of the Company. Garrett A. Sullivan, David A. Loppert and
Anat Ebenstein were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons become the officers of the Company:

    David A. Loppert          Chief Executive Officer, Assistant
                              Secretary and Assistant Treasurer
    Anat Ebenstein            President, Chief Operating Officer
    Michael Krawitz           Vice President, Secretary
    J. Robert Patterson       Vice President, Chief Financial Officer and
                              Treasurer
    John C. Spielberger       Vice President, Sales and Marketing

Acquisition of Assets
---------------------

On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the Company and Applied Digital Solutions, the Company acquired fifty-one percent (51%) of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation ("IPC").
The purchase price for the shares of IPC was $2.075 million, payable $1.821 million in cash and $0.254 million by promissory note.

On December 15, 2000, pursuant to the terms of a Stock Purchase Agreement, between the Company and Applied Digital Solutions, the Company acquired forty-nine percent (49%) of the outstanding shares of common stock of IPC. The purchase price for the shares of IPC was approximately $2.4 million, payable by promissory note.

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS (continued)

Financing Arrangements
----------------------

Financing arrangements between the Company and one of its lenders, Chase Manhattan Bank, were revised as a result of the Stock Purchase Agreements. After the closing of the transactions, a principal payment in the amount of $158,000 was made and the final payment due date was changed from December 2012 to March 2002 resulting in a balloon payment due at that time. The interest rate of 7.16% and monthly installments of $14,979 remain the same through March 2002.

Financing arrangements between the Company and another of its lenders, IBM Credit Corporation, are in the process of being revised but have not been finalized. The Company is continuing to operate under the current terms and conditions of the IBM Credit Corp. agreement in place at September 30, 2000.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data (rounded to the nearest 000 except for per share data) for the years ended September 30, 2000, 1999 and 1998 follow:

                                                 First              Second                Third              Fourth
                                                Quarter             Quarter              Quarter             Quarter
                                            --------------      --------------       --------------      --------------
For the year ended September 30, 2000:
Net sales                                   $   11,725,000      $    9,338,000       $   10,832,000      $    8,795,000
Gross profit                                     1,282,000           1,313,000            1,034,000             944,000
Loss from operations                              (952,000)           (535,000)            (538,000)           (122,000)
Net loss                                          (748,000)           (470,000)            (530,000)           (213,000)
Net loss per share:
     Basic                                           (0.16)              (0.10)               (0.11)              (0.05)
     Diluted                                         (0.16)              (0.10)               (0.11)              (0.05)

For the year ended September 30, 1999:
Net sales                                   $   27,329,000      $   14,355,000       $   14,018,000      $   13,982,000
Gross profit                                     2,839,000           1,921,000            1,218,000             974,000
Income (loss) from operations                      938,000             368,000             (777,000)           (827,000)
Net income (loss)                                  511,000             172,000             (478,000)           (605,000)
Net income (loss) per share:
     Basic                                            0.11                0.04                (0.10)              (0.13)
     Diluted                                          0.11                0.04                (0.10)              (0.13)

For the year ended September 30, 1998:
Net sales                                   $   28,062,000      $   22,228,000       $   26,417,000      $   21,596,000
Gross profit                                     2,814,000           1,873,000            2,500,000           1,410,000
Income (loss) from operations                      809,000            (151,000)             432,000            (687,000)
Net income (loss)                                  317,000            (196,000)              89,000            (657,000)
Net income (loss) per share:
     Basic                                            0.07               (0.04)                0.02               (0.15)
     Diluted                                          0.06               (0.04)                0.02               (0.14)


                                            SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
                                                              SCHEDULE II
                                                   VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                                        --------------------------
                                         Balance at       Charged         Charged                          Balance
                                         Beginning      to Costs and      to Other                         at End
      Deducted from Assets               of Period        Expenses        Accounts       Deductions       of Period
-------------------------------------    ----------     ------------     ---------       ----------       ---------
Allowance for Doubtful Accounts:
      Year ended September 30, 1998        $108,343       $151,000        $   -0-       $142,737 (a)      $116,606
      Year ended September 30, 1999         116,606         78,000            -0-         25,556 (a)       169,050
      Year ended September 30, 2000         169,050        131,640            -0-        167,690 (a)       133,000

Allowance for Sales Returns:
      Year ended September 30, 1998        $ 37,389       $    -0-        $   -0-       $    -0-          $ 37,389
      Year ended September 30, 1999          37,389         72,611            -0-            -0-           110,000
      Year ended September 30, 2000         110,000            -0-            -0-         85,000            25,000

Allowance for Inventory
Obsolescence:
      Year ended September 30, 1998        $    -0-       $657,491        $   -0-       $373,491 (b)      $284,000
      Year ended September 30, 1999         284,000            -0-            -0-        119,580 (b)       164,420
      Year ended September 30, 2000         164,420         85,580            -0-                          250,000

Deferred Tax Valuation Allowance
      Year ended September 30, 1998        $    -0-       $    -0-        $   -0-       $    -0-          $    -0-
      Year ended September 30, 1999             -0-            -0-            -0-            -0-               -0-
      Year ended September 30, 2000             -0-        573,530            -0-            -0-           573,530


(a)  Amounts written off, net of recoveries.
(b)  Realized loss on sale of inventory.