Form 10-K/A
period 2000-09-30
SYSCOMM INTERNATIONAL CORP
filed 2001-01-29
CIK 1037417

--------------------------------------------------------------------------------
    As filed with the Securities and Exchange Commission on January 29, 2001
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                               Amendment No. 1 On
                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

                                       or

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                             Commission file number: 0-22693

                        SYSCOMM INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      11-2889809
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                               20 Precision Drive
                             Shirley, New York 11967
                                 (631) 205-9000
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
     Yes [X] No. [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At January 26, 2001, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,541,312.

     At January 26, 2001, 4,694,183 shares of Common Stock were outstanding.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000 filed with the Securities and Exchange Commission on December 29, 2000. This amendment replaces the information previously incorporated by reference in Part III of the Form 10-K with the actual text for Part III of the Form 10-K.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:


          Name            Age                        Position                       Position Held Since
--------------------------------------------------------------------------------------------------------

Garrett A. Sullivan        66     Chairman of the Board of Directors                December 2000
David A. Loppert           46     Director, Chief Executive Officer                 December 2000
Anat Ebenstein             37     Director, President and Chief Operating Officer   December 2000
Michael Krawitz            31     Vice President, Secretary and General Counsel     December 2000
J. Robert Patterson        43     Vice President, Chief Financial Officer and       December 2000
                                     Treasurer
John C. Spielberger        31     Vice President, Sales and Marketing               December 2000


     Following is a summary of the background and business experience of the directors and executive officers:

     Garrett A. Sullivan: Mr. Sullivan was named Chairman and appointed to the Board of Directors of the Company in December 2000. He is Vice Chairman of and was, until January 2001, President and Chief Operating Officer of Applied Digital Solutions, Inc., positions he held since March 1995. He was elected to the Board of Directors of Applied Digital Solutions, Inc. in August 1995. He was acting secretary of Applied Digital Solutions, Inc. from March 1995 to March 1996 and acting Chief Financial Officer from March 1995 to February 1997. From 1993 to 1994 he was an Executive Vice President of Envirobusiness, Inc. From 1988 to 1993, he served as president and chief operating officer of two companies in the electronics and chemical industries which were owned by Philips North America. He was previously a partner in The Bay Group, a merger and acquisition firm in New Hampshire, from 1988 to 1993. From 1981 to 1988, Mr. Sullivan was President of Granada Hospital Group, Burlington, Massachusetts. He earned a Bachelor of Arts degree from Boston University in 1960 and an MBA from Harvard University in 1962


     David A. Loppert: Mr. Loppert joined the Company as Chief Executive Officer and was appointed to the Board of Directors of the Company in December 2000 . He is Senior Vice President of, and prior to November 2000 was Vice President, Chief Financial Officer and Assistant Secretary of, Applied Digital Solutions, Inc. which he joined in February 1997. From 1996 to 1997, Mr. Loppert was Chief Financial Officer of Bingo Brain, Inc. From 1994 to 1996, he was Chief Financial Officer of both C.T.A. America, Inc., and Ricochet International, L.L.C. Prior to that he was Senior Vice President, Acquisitions and Due Diligence, of Associated Financial Corporation. Mr. Loppert started his financial career with Price Waterhouse in 1978, in Johannesburg, South Africa, before moving to their Los Angeles Office in 1980 where he rose to the position of Senior Manager. He holds Bachelor degrees in both Accounting and Commerce, as well as a Higher Diploma in Accounting, all from the University of the Witwatersrand, Johannesburg. Mr. Loppert was designated a Chartered Accountant (South Africa) in 1980.

     Anat Ebenstein: Ms. Ebenstein, 37, joined the Company as President and Chief Operating Officer and was appointed to the Board of Directors of the Company in December 2000. Since 1999, Ms. Ebenstein has served as President of Applied Digital Solutions' Network Division, an IT services solutions provider comprised of computer hardware, system integration services and consulting firms. She has served as President of Information Products Center, Inc., acquired by the Company on December 14, 2000, since 1992.

     Michael  Krawitz:  Mr.  Krawitz  joined the Company as Vice  President  and
Secretary in December, 2000. He is also Senior Vice President and Assistant Secretary of Applied Digital Solutions, Inc. Mr. Krawitz joined Applied Digital Solutions as Assistant Vice President and General Counsel in April 1999, and was appointed Vice President and Assistant Secretary in December 1999. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

     J. Robert Patterson: Mr. Patterson joined the Company as Vice President, Chief Financial Officer and Treasurer in December 2000. Since 1999, Mr. Patterson has served as Vice President, Finance, of Applied Digital Solutions' Network Division, an IT services solutions provider comprised of computer hardware, system integration services and consulting firms. Mr. Patterson has served as Vice President of Information Products Center, Inc., acquired by the Company on December 14, 2000, since 1990. Mr. Patterson earned a Bachelor of Arts Degree in Business Administration form Western Sate College of Colorado in 1979.

     John C. Spielberger: Mr. Spielberger was appointed Vice President of Sales and Marketing in December 2000. Prior thereto, Mr. Spielberger served as Vice President of the Company's wholly owned subsidiary, Information Technology Services, Inc. or InfoTech, and served as a Director of the Company from May 1994 until December 2000. Mr. Spielberger joined InfoTech as a sales specialist in October 1992. From February 1992 through October 1992, Mr. Spielberger was a marketing support representative for Lexmark International. Mr. Spielberger earned a Bachelor of Science in Marketing from the Wallace School of Management, Boston College in 1991.

Directorships

     Mr.  Sullivan is a director of Applied Digital  Solutions,  Inc.(NASDAQ NM:
ADSX). Mr. Loppert is a Director of ATEC Group, Inc. (AMEX: TEC). No other directors hold directorships in any other company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Board Committees and Meetings

     The Company has standing Audit and Compensation Committees of the Board of Directors. The members of the committees are identified with the list of Board nominees on the preceding pages.

     The Audit Committee held 1 meeting during the fiscal year ended September 30, 2000. The function of the Audit Committee is to recommend annually to the Board of Directors the appointment of the independent accountants of the Company, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with the independent accountants, review and approve non-audit services of the independent accountants, review compliance with existing major accounting and financial policies of the Company and review management's procedures and policies relative to the adequacy of the Company's internal accounting controls.

     The Compensation Committee held 1 meeting and acted by written counsel once during the fiscal year ended September 30, 2000. The function of the Compensation Committee is to make recommendations to the Board of Directors concerning salaries and incentive compensation for the Company's executives and employees.

     The Board of Directors held 2 meetings during the fiscal year ended September 30, 2000. During the year, all Directors attended 75% or more of the Board of Directors' meetings and the Board Committees to which they were assigned.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the officers and directors of the Company and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to the Company. The Company believes, based on its stock transfer records and other information available to it, that all reports required under Section 16(a) were timely filed during 2000.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company during each of the three fiscal years ended September 30, 2000 to the Company's Chief Executive Officer and the three most highly paid Executive Officers whose total cash compensation for such periods exceeded $100,000 (the "Named Executives"):

                           Summary Compensation Table

                                                                                            Long-Term Compensation
                                                                                      ---------------------------------
                                                       Annual Compensation                     Awards           Payouts
                                                -----------------------------------   ----------------------    -------
      Name and Principal                Year     Salary                 Other Annual   Restricted                            All
           Position                               ($)       Bonus ($)     Compen-       Stock        Options/     LTIP      Other
                                                                          sation ($)    Awards         SAR's    Payouts    Compen-
                                                                                          ($)           (#)       (#)     sation($)
-----------------------------------     ----    --------    --------    ------------   -----------   --------   -------    ---------

David A. Loppert (1)                    2000    $      0    $      0     $      0       $      0          0         0      $    0
  Director, Chief Executive             1999    $      0    $      0     $      0       $      0          0         0      $    0
  Officer                               1998    $      0    $      0     $      0       $      0          0         0      $    0

Anat Ebenstein (1)                      2000    $      0    $      0     $      0       $      0          0         0      $    0
  Director, President,                  1999    $      0    $      0     $      0       $      0          0         0      $    0
  Chief Operating Officer               1998    $      0    $      0     $      0       $      0          0         0      $    0

John H. Spielberger (2)                 2000    $140,000    $ 12,500     $ 26,427(3)    $      0          0         0      $    0
  Former Chairman, President            1999    $126,000    $ 42,219     $ 26,427(3)    $      0          0         0      $    0
  and Chief Executive Officer           1998    $157,333    $ 15,204     $ 30,069(4)    $      0          0         0      $    0

Dennis R. Wilson (5)                    2000    $  2,146    $      0     $      0       $      0          0         0      $    0
  Former Vice President, Chief          1999    $117,500    $ 15,000     $      0       $      0          0         0      $    0
  Financial Officer & Secretary         1998    $137,667    $      0     $      0       $      0          0         0      $    0

Thomas J. Baehr (6)                     2000    $      0    $      0     $      0       $      0          0         0      $    0
  Former Vice President and             1999    $ 90,728    $ 42,219     $  1,722       $      0          0         0      $    0
  Director                              1998    $160,000    $ 15,204     $      0       $      0          0         0      $    0

Norman M. Gaffney (7)                   2000    $      0    $      0     $      0       $      0          0         0      $    0
  Former Vice President and             1999    $136,813    $      0     $      0       $      0          0         0      $    0
  Director                              1998    $140,000    $112,225     $      0       $      0          0         0      $    0


--------------------------------

(1)  Joined the Company on December 14, 2000.

(2) Resigned as an officer and director of the Company and its subsidiary effective December 14, 2000.

(3) Consists of expenses for a Company car ($719) and life insurance premiums ($25,708).

(4) Consists of expenses for a Company car ($719), life insurance premiums ($28,300), and administration fees on pension plan ($1,050).

(5) Resigned as an officer and director of the Company and its subsidiary effective September 24, 1999.

(6) Resigned as an officer and director of the Company and its subsidiary effective May 28, 1999.

(7) Resigned as an officer and director of the Company and its subsidiary effective May 25, 1999.


Option Grants in Last Fiscal Year

     The following table contains information concerning the Company's grant of Stock Options under the Company's 1998 Stock Option Plan to the named executive officers during 2000:

                        Option Grants In Last Fiscal Year
                                Individual Grants


        Name                 Number of           % of Total       Exercise      Expiration Date    Grant Date Present
                            Securities        Options Granted       Price                             Value ($) (2)
                        Underlying Options    to Employees in      ($/Sh)
                          Granted (#) (1)           2000
---------------------   ------------------    ---------------     --------      ---------------    ------------------
David A. Loppert                   0                 --                --                    --               --
Anat Ebenstein                     0                 --                --                    --               --
John H. Spielberger                0                 --                --                    --               --
Dennis R. Wilson                   0                 --                --                    --               --
Thomas J. Baehr                    0                 --                --                    --               --
Norman M. Gaffney                  0                 --                --                    --               --
John C. Spielberger           10,000               6.5%            $0.875        August 3, 2005           $5,900


----------------------
(1) Options granted under the 1998 Non-Qualified Stock Option Plan were granted at an exercise price equal to the fair market value of the Company's common shares on the grant date. These options are exercisable on the grant date.

(2) Based on the grant date present value of $0.59 per option share which was derived using the Black-Scholes option pricing model in accordance with rules and regulations of the Securities Exchange Commission and not intended to forecast future appreciation of the Company's common share price. The Black-Scholes model was used with the following assumptions: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 5.83% - 6.22%; and expected lives of 4.13 years - 4.84 years.

Aggregated Option Exercises in Last Fiscal Year and Year-End Values

     The following table sets forth information concerning the exercise of stock options by the named executives during the Company's fiscal year ended September 30, 2000, the number of options owned by the named executives and the value of any in-the-money unexercised stock options as of September 30, 2000.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                                                         Value of Unexercised
                                                                          Number of Unexercised               In-the-Money
                                                                                 Options                       Options at
                                                                          at Fiscal Year End (#)          Fiscal Year End ($)(1)
                                 Shares Acquired                        --------------------------    ---------------------------
            Name                 (on Exercise(#))   Value Received ($)  Exercisable  Unexercisable    Exercisable   Unexercisable
-------------------------        ----------------   ------------------  -----------  -------------    -----------   -------------
David A. Loppert (2)                     0               $0                    0                          $0          $0
Anat Ebenstein  (2)                      0               $0                    0                          $0          $0
John H. Spielberger (3)                  0               $0                2,250         750              $0          $0
Dennis R. Wilson  (4)                    0               $0                    0           0              $0          $0
Thomas J. Baehr  (5)                     0               $0                    0           0              $0          $0
Norman M. Gaffney  (6)                   0               $0                    0           0              $0          $0
John C. Spielberger  (7)                 0               $0               11,500         500              $0          $0

---------------------------------

(1) The value of the unexercised in-the-money options at September 30, 2000 assumes a fair market value of $0.72, the closing price of the Company's Common Stock as reported on the Nasdaq Small Cap Stock Market on September 30, 2000. The values shown are net of the option exercise price, but do not include deduction for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares.

(2)  Joined the Company on December 14, 2000.

(3) Resigned as an officer and director of the Company and its subsidiary effective December 14, 2000.

(4) Resigned as an officer and director of the Company and its subsidiary effective September 24, 1999.

(5) Resigned as an officer and director of the Company and its subsidiary effective May 28, 1999.

(6) Resigned as an officer and director of the Company and its subsidiary effective May 25, 1999.

(7)  Appointed Vice President, Sales and Marketing, effective December 14, 2000


Compensation Pursuant to Plans

     Other than as disclosed above or in the "Compensation Committee Report on Executive Compensation" below, the Company has no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals described above.

Compensation of Directors

     Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company received options to purchase 10,000 shares of Common Stock for each year served on the Board and reimbursement of expenses incurred in connection with attendance of Board and Committee Meetings.

Compensation  Committee  Interlocks and Insider  Participation  in  Compensation
     Decisions

     Prior to the Company's initial public offering in June 1997, the Company did not have a Compensation Committee of its Board of Directors. In June 1997, the Company formed a Compensation Committee. Prior to the formation of the Compensation Committee, decisions regarding compensation were made by John H. Spielberger, the Company's former Chairman, President and Chief Executive Officer, including entering into a two (2) year employment agreement between himself and the Company, which agreement became effective June 17, 1997 and expired by its terms on September 30, 1999. No new employment agreements have been entered into between the Company and any executive officer. During the Company's fiscal years ended September 30, 1998, 1999 and 2000, the Compensation Committee made all decisions concerning compensation of executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Equity Securities in the Company

     The following table sets forth information regarding beneficial ownership of the Company's Common Stock by each director and by each executive officer and by all the directors and executive officers as a group as of January 26, 2001:


                                                                                            Percent of
                                                   Aggregate Number of Shares              Outstanding
                  Name                                 Beneficially Owned                     Shares
-----------------------------------------       ----------------------------------     -------------------
Garrett A. Sullivan (1)                                       25,000   (4)                     *
David A. Loppert (1)                                          44,100   (4)                     *
Anat Ebenstein (1)                                                 0                           *
Michael Krawitz (1)                                                0                           *
J. Robert Patterson (1)                                            0                           *
John C. Spielberger (2)                                       23,267   (4)                     *
John H. Spielberger (3)                                        2,250   (4)                     *
Cornelia Eldridge (2)                                         33,750   (4)                     *
Lee Adams (2)                                                 99,850   (4)                    2.1%
Lawrence S. Brochin (2)                                       25,000   (4)                     *
All Directors and Executive Officers as                      253,217   (4)                    5.4%
   a Group (10)

-----------------------------------------

* Represents less than 1% of the issued and outstanding shares of Common Stock of the Company.

(1)  Appointed an officer and/or director on December 14, 2000.

(2)  Resigned as a director effective as of December 14, 2000.

(3)  Resigned as an officer and director effective as of December 14, 2000.

(4) This table includes presently exercisable options. The following directors and executive officers hold the number of exercisable options, as of December 31, 2000, set forth following their respective names: Garrett A. Sullivan - 0; David A. Loppert - 0; Anat Ebenstein - 0; John C. Spielberger
     - 11,500;  John H.  Spielberger - 2,250;  Cornelia  Eldridge - 33,750;  Lee
     Adams - 63,750; Lawrence S. Brochin - 25,000; and all directors and executive officers as a group - 136,250.

Principal Shareholders

     Set forth in the table below is information as of January 26, 2001 with respect to persons known to the Company (other than the directors and executive officers shown in the preceding table) to be the beneficial owners of more than five percent of the Company's issued and outstanding Common Stock:

                                         Number of Shares
       Name and Address                 Beneficially Owned      Percent Of Class
----------------------------------     --------------------     ----------------

Applied Digital Solutions, Inc.
400 Royal Palm Way, Suite 410
Palm Beach, Florida  33480                 2,570,000 (1)              54.7%

(1) Based on Schedule 13D filed with the Securities and Exchange Commission on December 26, 2000. Applied Digital Solutions, Inc., a Missouri corporation, has sole voting and dispositive power as to 2,570,000 shares.

     On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement between the selling shareholders described below and Applied Digital Solutions, Applied Digital Solutions acquired approximately 54.7% of the issued and outstanding common shares of the Company, resulting in a change in control of the Company. Shares of the Company's common stock were sold by John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership for $4.5 million, consisting of approximately 1.7 million shares of Applied Digital Solutions common stock, valued at approximately $2.75 million, and approximately $1.75 million in cash.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Changes in Control

     There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Palm Beach, State of Florida, on January 29, 2001.

                                        SYSCOMM INTERNATIONAL CORPORATION

                                        By:      /S/ DAVID A. LOPPERT
                                           -------------------------------------
                                                   David A. Loppert,
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     /S/ GARRETT A. SULLIVAN         Chairman of the Board of           January 29, 2001
--------------------------------       Directors
      (Garrett A. Sullivan)


     /S/ DAVID A. LOPPERT            Chief Executive Officer,           January 29, 2001
--------------------------------       Assistant Secretary and
      (David A. Loppert)               Assistant Treasurer (Principal
                                       Executive Officer)

     /S/ ANAT EBENSTEIN              President and Director             January 29, 2001
--------------------------------       (Principal Operating Officer)
       (Anat Ebenstein)


     /S/ J. ROBERT PATTERSON         Vice President, Treasurer and      January 29, 2001
--------------------------------       Chief Financial Officer
      (J. Robert Patterson)            (Principal Accounting
                                       Officer)


LIST OF EXHIBITS
(Item 14 (c))

   Exhibit
    Number                                Description
    ------                                -----------

     3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

     3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

     10.1 Inventory and Working Capital Financing Agreement, dated September 24, 1996 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.1. to the Company's Registration Statement on Form S-1/A (File No. 333-25593) filed with the Commission on June 12, 1997)

     10.2 Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation

     10.3* 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

     10.4* 1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)

     10.5* 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)

     12.1    Statement re Computation of Ratios **

     21.1    List of Subsidiaries **

     23.1    Consent of Albrecht, Viggiano, Zureck & Company, P.C.

     27.1    Financial Data Schedule **

---------------------
   *     Management contract or compensatory plan.
   **    Previously filed.