Form 10-Q
period 2000-12-31
SYSCOMM INTERNATIONAL CORP
filed 2001-02-13
CIK 1037417

   As filed with the Securities and Exchange Commission on February 13, 2001

-------------------------------------------------------------------------------

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 2000

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
       For the transition period from              to
                                      ------------    ----------------

                       COMMISSION FILE NO.: 000-22693

                      SYSCOMM INTERNATIONAL CORPORATION
           (Exact name of registrant as specified in Its charter)


                     DELAWARE                           11-2889809
         (State or Other Jurisdiction of            (I.R.S. Employer
          Incorporation or Organization)           Identification No.)


                 20 PRECISION DRIVE, SHIRLEY, NEW YORK 11967
             (Address of Principal Executive Offices) (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (631) 205-9000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [ ]

         The number of shares outstanding of each class of our common equity as of February 9, 2001 is as follows:


Class of Common Equity                                        Number of Shares
----------------------                                        ----------------
Common Stock, par value $.01                                      4,894,183

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATMENTS


                        SYSCOMM INTERNATIONAL CORPORATION

                              TABLE OF CONTENTS

   Item                          Description                                Page

                       PART I - FINANCIAL INFORMATION

    1.      Financial Statements
            Consolidated Balance Sheets -                                     3
            December 31, 2000 (unaudited) and September 30, 2000
            Consolidated Statements of Operations -                           4
            Three Months ended December 31, 2000 and 1999 (unaudited)
            Consolidated Statement of Stockholders' Equity                    5
            Three Months ended December 31, 2000 (unaudited)
            Consolidated Statements of Cash Flows -                           6
            Three Months ended December 31, 2000 and 1999 (unaudited)
            Notes to Consolidated Financial Statements (unaudited)            7
    2. Management's Discussion and Analysis of Financial Condition 11 and Results of Operations
    3.      Quantitative and Qualitative Disclosures About Market Risk       19

                         PART II - OTHER INFORMATION

    1.      Legal Proceedings                                                20
    2.      Changes In Securities                                            20
    3.      Defaults Upon Senior Securities                                  20
    4.      Submission of Matters to a Vote of Security Holders              20
    5.      Other Information                                                20
    6.      Exhibits and Reports on Form 8-K                                 20

 SIGNATURE                                                                   21
 EXHIBITS                                                                    22

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                               CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS, EXCEPT PAR VALUE)


                                                  ASSETS
                                                                                         DECEMBER 31,
                                                                                                 2000      September 30,
                                                                                           (UNAUDITED)              2000
                                                                                    -------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                 $    394           $  1,039
   Accounts receivable (net of allowance for doubtful accounts of
      $612 at December 31 and $133 at September 30)                                             8,817              9,802
   Inventories                                                                                    420                404
   Notes receivable                                                                               118                 --
   Other current assets                                                                           386                241
-------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                  10,135             11,486

PROPERTY AND EQUIPMENT, NET                                                                     3,387              3,298

GOODWILL, NET                                                                                   2,330                 --

OTHER ASSETS                                                                                      825                846
-------------------------------------------------------------------------------------------------------------------------

                                                                                             $ 16,677           $ 15,630
=========================================================================================================================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                                                      $    116           $    279
   Accounts payable and accrued expenses                                                        4,088              5,144
-------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                              4,204              5,423

LONG-TERM DEBT                                                                                  3,624                999
-------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES                                                                      7,828              6,422
-------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES                                                                      --                 --
-------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred shares:
      Authorized 1,000 shares at December 31 and September 30; none issued                         --                 --
   Common shares:
      Authorized 40,000 shares at December 31 and September 30, of $.01 par
         value; 5,555 shares issued at December 31 and September 30                                56                 56
   Additional paid-in capital                                                                   6,502              6,502
   Retained earnings                                                                            3,209              3,562
   Treasury stock (carried at cost)                                                              (918)              (912)
-------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                             8,849              9,208
-------------------------------------------------------------------------------------------------------------------------

                                                                                             $ 16,677           $ 15,630
=========================================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 3

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)


                                                                                               FOR THE THREE MONTHS
                                                                                                ENDED DECEMBER 31,
                                                                                      -----------------------------------
                                                                                                2000                1999
                                                                                      -----------------------------------

NET OPERATING REVENUE                                                                       $  7,428            $ 11,725

COST OF GOODS SOLD                                                                             5,687              10,443
-------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                                   1,741               1,282

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                  (2,033)             (2,159)
DEPRECIATION AND AMORTIZATION                                                                    (95)                (75)
INTEREST INCOME                                                                                   27                  --
INTEREST EXPENSE                                                                                 (35)                (46)
-------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                                (395)               (998)

PROVISION (BENEFIT) FOR INCOME TAXES                                                             (42)               (250)
-------------------------------------------------------------------------------------------------------------------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                                   $   (353)           $   (748)
=========================================================================================================================

NET LOSS PER COMMON SHARE - BASIC                                                           $   (.08)           $   (.16)
=========================================================================================================================
NET LOSS PER COMMON SHARE - DILUTED                                                         $   (.08)           $   (.16)
=========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - BASIC                                                                  4,694               4,688
=========================================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING - DILUTED                                                                4,694               4,688
=========================================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 4

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 2000
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                               PREFERRED STOCK       COMMON STOCK     ADDITIONAL                  TREASURY STOCK           TOTAL
                              -----------------   ------------------     PAID-IN   RETAINED     ------------------ STOCKHOLDERS'
                               NUMBER   AMOUNT     NUMBER    AMOUNT      CAPITAL   EARNINGS      NUMBER    AMOUNT         EQUITY
                              ---------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2000       --     $ --      5,555      $ 56      $ 6,502    $ 3,562        (852)   $ (912)       $ 9,208

 Net loss                          --       --         --        --           --       (353)         --        --           (353)
 Purchase of treasury shares       --       --         --        --           --         --          (9)       (6)            (6)

---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000        --     $ --      5,555      $ 56      $ 6,502    $ 3,209        (861)   $ (918)       $ 8,849
=================================================================================================================================

--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 5

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)



                                                                                              FOR THE THREE MONTHS
                                                                                               ENDED DECEMBER 31,
                                                                                      ----------------------------------
                                                                                                2000               1999
                                                                                      ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                 $   (353)           $  (748)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                                            95                 75
         Deferred tax benefit                                                                    (43)                --
         Change in assets and liabilities:
            Decrease in accounts receivable                                                    5,084              2,048
            Decrease in inventories                                                              405                 35
            Decrease in other current assets                                                      63                364
            (Increase) decrease in other assets                                                  (46)               172
            Decrease in accounts payable and
               accrued expenses                                                               (2,917)              (606)
------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      2,288              1,340
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for costs of business acquisitions                                                (1,966)                --
   Payments for property and equipment                                                            (9)               (48)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (1,975)               (48)
------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net amounts paid on notes payable                                                            (762)                --
   Payments on long-term debt                                                                   (190)               (25)
   Purchase of treasury stock                                                                     (6)               (57)
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                           (958)               (82)
------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (645)             1,210

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                1,039              2,263
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                   $    394            $ 3,473
========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid (received) during the period for:
      Income taxes                                                                          $      1            $  (350)
      Interest                                                                                    35                 46
SUPPLEMENTAL SCHEDULES OF NONCASH FINANCING ACTIVITIES
   Acquisition of business:
      Notes payable issued for acquisition                                                  $  2,652                 --


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.          Page 6

             SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE DATE)
                                (UNAUDITED)





1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Syscomm International Corporation (the "Company") as of December 31, 2000 and September 30, 2000 and for the three months ended December 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

         The consolidated statement of operations for the three months ended December 31, 2000 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2000.

2.       PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.       INVENTORY

         Inventory at December 31, 2000 and September 30, 2000 consists of:

                                                                 December 31,           September 30,
                                                                     2000                    2000
                                                              ------------------     -------------------
         Finished goods                                           $         680          $          654
         allowance for excess and obsolescence                             (260)                   (250)
                                                              ------------------     -------------------
                                                                  $         420          $          404
                                                              ==================     ===================

             SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

4.       LOSS PER SHARE

         The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                                                  --------------------------------------
                                                                                            THREE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                  --------------------------------------
                                                                                                2000               1999
                                                                                                ----               ----
NUMERATOR:
Net loss available to common stockholders                                                $      (353)       $      (748)
                                                                                  ======================================

DENOMINATOR:
Denominator for basic loss per share -
Weighted-average shares                                                                        4,694              4,688
                                                                                  ======================================
Denominator for diluted loss per share(1)                                                      4,694              4,688
                                                                                  ======================================
Basic loss per share                                                                     $     (0.08)       $     (0.16)
                                                                                  ======================================
Diluted loss per share                                                                   $     (0.08)       $     (0.16)
                                                                                  ======================================

-------------
(1) The weighted average shares listed below were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented:

                                                                                  --------------------------------------
                                                                                             THREE MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                  --------------------------------------
                                                                                                2000               1999
                                                                                                ----               ----
Employee stock options                                                                           604                424
                                                                                  --------------------------------------
                                                                                                 604                424
                                                                                  ======================================

5.       MERGERS AND ACQUISITIONS

         The following represents acquisitions which occurred in the first quarter of 2001:

                                            Date of     Percent  Acquisition       Cash                         Business
                                          Acquisition  Acquired     Price     Consideration   Notes Issued     Description
--------------------------------------------------------------------------------------------------------------------------------
First Quarter 2001 Acquisitions
-------------------------------

Information Products                        12/01/20     100%      $4,550         $1,899         $2,651     Systems integrator
Center, Inc., Fairfield, NJ                                                                                   and networking
                                                                                                            solutions provider

         On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between us and Applied Digital Solutions, we acquired fifty-one percent (51%) of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation ("IPC"). The purchase price for the shares of IPC was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, pursuant to the terms of a Stock Purchase
Agreement between us and Applied Digital

          SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)

Solutions, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of IPC for approximately $2,400, payable by promissory note. The purchase price of IPC was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of the net assets acquired resulting in goodwill of approximately $2,339 in value which is being amortized on a straight-line basis over 20 years.

         The assets of Information Products Center acquired indirectly by us include, without limitation, physical property. For the foreseeable future, we intend to utilize those assets in connection with the operations of the business of Information Products Center.

         Unaudited pro forma results of operations for the three months ended December 31, 2000 and 1999 are included below. Such pro forma information assumes that the above transaction occurred as of October 1, 2000 and 1999, respectively.


                                                                                       ------------------------------
                                                                                             THREE MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                       ------------------------------
                                                                                          2000                  1999
                                                                                          ----                  ----
Revenues                                                                               $12,866               $16,162
Net loss                                                                               $  (312)              $  (701)
Loss per common shares - basic                                                         $ (0.07)              $ (0.15)
Loss per common share - diluted                                                        $ (0.07)              $ (0.15)

6.       CHANGE IN CONTROL

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


 Selling Shareholders                                            Number of Shares Held       Percent Ownership
---------------------------------------------------------------------------------------------------------------
 John H. Spielberger                                                   1,920,000                    41%
 Catherine Spielberger                                                    50,000                     1%
 Bearpen Limited Partnership                                             600,000                    13%
---------------------------------------------------------------------------------------------------------------
 Total                                                                 2,570,000                    55%
===============================================================================================================

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

             SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


David A. Loppert       Chief Executive Officer, Assistant Secretary and
                       Assistant Treasurer
Anat Ebenstein         President, Chief Operating Officer
Michael Krawitz        Vice President, Secretary
J. Robert Patterson    Vice President, Chief Financial Officer and Treasurer
John C. Spielberger    Vice President, Sales and Marketing

7.       DE-LISTING FROM NASDAQ SMALL CAP MARKET

         On September 5, 2000, we received a notice that NASDAQ intended to de-list our stock from trading on the NASDAQ SmallCap Market, where it had previously been listed. The de-listing was postponed until January 8, 2001, but our Common Stock is now traded on the OTC Bulletin Board. We have appealed the NASDAQ ruling that de-listed our Common Stock, but no assurance can be given that our Common Stock will again be traded on the NASDAQ SmallCap Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2000. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Risk Factors sections later in this Item.

OUTLOOK

         We are a Delaware corporation incorporated in 1987. Through our wholly owned subsidiaries, Information Technology Services, Inc. and Information Products Center, Inc., we provide comprehensive information technology solutions to Fortune 1000 and other companies as a value-added systems integrator of computer hardware and software as well as providing a full range of e-business solutions from web design and hosting through enterprise systems management. We design, install and support complete technology solutions including mid-range systems, PCs, LAN/WAN, Storage Solutions and Telephony, for the financial services, health care, education, government and general commercial sectors. Up until September 2000, our primary focus had been on the sale, integration and servicing of International Business Machine Corporation, or IBM, products including personal computers, mid-range systems based on the IBM RS/6000 servers, the IBM AS/400 and the System/390 mainframe. In addition, we integrate, resell and service products from such manufacturers as Hewlett Packard, Compaq, Microsoft, and Novell. In 1999 we recognized that our margins were shrinking in our core business, and because of a change in IBM's policies with respect to the Authorized Assembler Program, we made a strategic decision to attempt to fundamentally change the nature of our business. While we continued to provide our customers with cost efficient, comprehensive solutions that satisfy their information technology requirements, we attempted to focus less on personal computer products and hardware, and more on mid-range products network connectivity, services and consulting to develop e-solutions.

         During the last eighteen months, we transitioned our workforce, through training and specialized hires, to position ourselves as a total e-business solutions provider of hardware, software and consulting services, while maintaining our status as an IBM Tier II Premier Business Partner in mid-range systems. In addition we attempted to expand our capabilities in web design and creation, remote access to databases via web interface, and Tivoli enterprise systems management. The transformation was not altogether successful and during the last six months of fiscal 2000 we laid off a substantial portion of our workforce as we strived to find a strategic partner with whom to align ourselves or seek to be acquired. In December 2000, Applied Digital Solutions acquired a controlling interest and, simultaneously, we acquired from Applied Digital Solutions, Information Products Center, a full service, profitable, systems integrator.

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

STRATEGY

         With our acquisition of Information Products Center, we are striving to become a leader in the deployment and support of Enterprise Computing in e-Business solutions that enable customers to maximize return on technology investments by providing open, integrated end-to-end solutions from system architecture and implementation to hardware and software procurement, Computer Telephony integration Security Solutions and IBM mid-range services. We strive to offer our customers high quality computer and networking system hardware, related operating system software and network design, system implementation and support services in a timely, cost-effective manner.

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

         Selling Shareholders                                Number of Shares Held     Percent Ownership
    -----------------------------------------------------------------------------------------------------
     John H. Spielberger                                           1,920,000                  41%
     Catherine Spielberger                                            50,000                   1%
     Bearpen Limited Partnership                                     600,000                  13%
    -----------------------------------------------------------------------------------------------------
     Total                                                         2,570,000                  55%
    =====================================================================================================

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

         On December 15, 2000, pursuant to the terms of a Stock Purchase Agreement between us and Applied Digital Solutions, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of Information Products Center. The purchase price for the shares of Information Products Center was approximately $2.4 million, payable by promissory note.

         The assets of Information Products Center acquired indirectly by us include, without limitation, physical property. For the foreseeable future, we intend to utilize those assets in connection with the operations of the business of Information Products Center.

DE-LISTING FROM NASDAQ SMALL CAP MARKET

         On September 5, 2000, we received a notice that NASDAQ intended to de-list our stock from trading on the NASDAQ SmallCap Market, where it had previously been listed. The de-listing was postponed until January 8, 2001, but our Common Stock is now traded on the OTC Bulletin Board. We have appealed the NASDAQ ruling that de-listed our Common Stock, but no assurance can be given that our Common Stock will again be traded on the NASDAQ SmallCap Market.

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

                                                       RELATIONSHIP TO
                                                        NET OPERATING
                                                          REVENUE
                                               ----------------------------
                                                     THREE MONTHS ENDED
                                                         DECEMBER 31,
                                               ----------------------------
                                                  2000               1999
                                                  ----               ----
                                                     %                  %
                                                     -                  -
Net operating revenue                            100.0              100.0
Cost of goods sold                                76.6               89.1
                                               ----------------------------
Gross profit                                      23.4               10.9
Selling, general and administrative expenses      27.4               18.4
Depreciation and amortization                      1.3                0.6
Interest income                                   (0.4)               0.0
Interest expense                                   0.5                0.4
                                               ----------------------------
Loss before (benefit) for income taxes            (5.4)              (8.5)
Benefit for income taxes                          (0.6)              (2.1)
                                               ----------------------------
Net loss available to common stockholders         (4.8)              (6.4)
                                               ============================

  THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED
                             DECEMBER 31, 1999
                     (in $'000 unless otherwise noted)

         Sales for first quarter of 2001 decreased approximately $4,297 or 36.6% to $7,428 from $11,725 for the first quarter of 2000. The decrease in sales was a result of the pending change in control of the Company in the first quarter and the reduction in sales staff resulting in substantially lower revenue in the quarter.

         Gross profit was $1,741 in 2001 a 35.8% increase compared to $1,282 in 2000. Gross profit percentage was 23.4% in 2001 compared to 10.9% in 2000. The substantial increase in the gross profit and the gross profit percentage, despite significantly lower revenue, was primarily attributable to the acquisition of Information Products in December 2000. Information Products services and hardware business produced a significantly higher margin in December 2000 than the Company has historically experienced.

         Selling, General and Administrative expenses was $2,033 in 2001 down $126 or 5.8% from the $2,159 reported in 2000. The reduction in expense is primarily due to layoff and other cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts implemented in the 4th quarter offset by the additional costs of Information Products Center included in December 2000 in SG&A.

         Interest income was $27 in 2001 arising from the investment of accumulated cash on hand. There was no interest income in 2000. Interest expense was $35 in 2001 compared to $46 in 2000, a decrease of $11 or 23.9%. We believe that constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, we use all available funds to reduce our outstanding supplier credit facility on a daily basis.

         Loss before income taxes decreased $603 or 60.4% to $395 in 2001 compared to $998 in 2000. The reduction in the loss before income taxes is attributable to a higher gross profit coupled with the reduction in SG&A interest expense. Our effective tax rate was a negative 10.6% in fiscal year 2001 and a negative 25.1% in fiscal year 2000.

         Our net loss for the first quarter of 2001 decreased to $353 from $748 in the first quarter of 2000, due to higher gross profit coupled with the reduction in SG&A interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our current ratios at December 31, 2000 and September 30, 2000 were
2.4 and 2.1, respectively. Working capital at December 31, 2000 was $5,931, a $132 decrease from the $6,063 at September 30, 2000.

         Cash provided by operating activities in the first quarter of 2001 was $2,288 compared to $1,340 of cash provided by operating activities in the first quarter of 2000. The cash provided by operating activities during 2001 and 2000 was as a result of significant reductions in inventory, accounts receivable, recoverable taxes and accounts payable.

         Cash used in investing activities was $1,975 and $48 in 2001 and 2000, respectively, and was used primarily to acquire our interest in Information Products Center, Inc. in the first quarter of 2001 finance capital expenditures in both 2001 and 2000.

         Net cash used in financing activities was $958 and $82 in 2001 and 2000, respectively. The net cash used in both 2001 and 2000 were for payments on notes payable and long-term debt and the re-purchase of our common stock.

         Under our financing arrangement with IBM Credit Corporation, as of both September 30, 2000 and December 31, 1999, we were able to borrow up to 85% of our eligible accounts receivable and 100% of our eligible inventory, up to a maximum of $22,500,000. As of September 30, 2000 and December 31, 1999, we had no borrowings outstanding under the IBM Credit Corporation facility. As a result of Applied Digital Solutions having acquired a majority interest in the Company, we cancelled our credit agreement with IBM Credit Corporation and established a line of credit with Applied Digital Solutions which has its own credit facility with IBM Credit Corporation. Borrowings from Applied Digital Solutions will be on such terms and conditions as it may reasonably make available to us from time to time.

         Advances under our Agreement for Wholesale Financing from IBM
Credit Corporation totaling $1,979 and $4,411 are included in accounts payable at December 31, 2000 and September 30, 2000, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

         We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation, financing provided by Applied Digital Solutions and our projected earnings capacity will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

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

         In the fiscal year ended September 30, 2000, approximately 10.9% of our sales of computer systems were to customers in the banking, financial and securities industry based in the Northeastern United States. Although we are striving to broaden our market focus to include sales to other markets, such as educational institutions, government agencies, healthcare and insurance companies, in the immediate future we expect that we will continue to derive a substantial percentage of our sales of computer systems from such banking, financial and securities businesses. Accordingly, unfavorable economic conditions or factors that relate to these industries, particularly any such conditions that might result in reductions in capital expenditures or changes in such companies' information processing system requirements, could have a material adverse affect on our results of operations.

GOODWILL WRITE-OFF'S WILL REDUCE OUR EARNINGS

         As a result of the December 2000 acquisition of Information Products Center, we have approximately $2,400 of goodwill which will be amortized over 20 years at the rate of approximately $120 per year, which reduces our net income and our earnings per share. In addition, future acquisitions may also increase our existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment based on expected future discounted cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

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

CONTROL BY PRINCIPAL STOCKHOLDER

         As of September 30, 2000, John H. Spielberger, our former Chairman of the Board, President and Chief Executive Officer, beneficially owned approximately 55% of our outstanding common stock. As a result of his stock ownership as of September 30, 2000, Mr. Spielberger had effective control of the Company and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of the our Board of Directors and to direct the future operations of the Company.

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

POSSIBLE VOLATILITY OF STOCK PRICE

         Our common stock is quoted on the Nasdaq SmallCap Stock Market(R), which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. During the 12 month period prior to February 9, 2001, the price per share of our common stock has ranged from a high of $3.47 to a low of $0.41.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are party to one legal action as defendant. In the opinion of management, this proceeding will not have a material adverse effect on the financial position, cash flows or overall trends in our results. The estimate of the potential impact on our financial position, overall results of operations or cash flows for this proceeding could change in the future. We are not subject to any environmental or governmental proceedings.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

         See List of Exhibits filed as part of this annual report on Form 10-Q.

Reports on Form 8-K

         On December 22, 2000, we filed a Current Report on Form 8-K reporting (a) a change in control of the Registrant and (b) the acquisition of Information Products Center, Inc.

         On February 9, 2001, we filed an Amendment No. 1 to the Current Report on Form 8-K we filed on December 22, 2000 including the required financial statements and pro forma financial information required to be filed in connection with our acquisition of Information Products Center, Inc.

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SYSCOMM INTERNATIONAL CORPORATION
                                        (Registrant)

Dated:   February 13, 2001               By:      /S/ DAVID A. LOPPERT
                                             ---------------------------------
                                                    David A. Loppert
                                                 Chief Executive Officer

LIST OF EXHIBITS



Exhibit
Number                               Description
------                               -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

3.2 Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

10.1 Inventory and Working Capital Financing Agreement, dated September 24, 1996 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2. to the Company's Registration Statement on Form S-1/A (File No. 333-25593) filed with the Commission on June 12, 1997)

10.2 Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on 10-K for the fiscal year ended September 30, 2000 filed with the Commission on December 29, 2000)

10.3* 1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)

10.4* 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)

[FN]
-----------
*             Management contract or compensatory plan.