Form 10-Q
period 2001-03-31
SYSCOMM INTERNATIONAL CORP
filed 2001-05-11
CIK 1037417

As filed with the Securities and Exchange Commission on May 11, 2001

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ________________

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

     The number of shares outstanding of each class of our common equity as of May 10, 2001 is as follows:

Class of Common Equity                                  Number of Shares
----------------------                                  ----------------
Common Stock, par value $.01                               4,895,998

                        SYSCOMM INTERNATIONAL CORPORATION

                                TABLE OF CONTENTS

Item                               Description                              Page

                    PART I - FINANCIAL INFORMATION

 1.    Financial Statements
       Consolidated Balance Sheets -
       March 31, 2001 (unaudited) and September 30, 2000                       3
       Consolidated Statements of Operations -
       Three and Six Months ended March 31, 2001 and 2000 (unaudited)          4
       Consolidated Statement of Stockholders' Equity
       Six Months ended March 31, 2001 (unaudited)                             5
       Consolidated Statements of Cash Flows -
       Six Months ended March 31, 2001 and 2000 (unaudited)                    6
       Notes to Consolidated Financial Statements (unaudited)                  7
 2.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              11
 3.    Quantitative and Qualitative Disclosures About Market Risk             20

                      PART II - OTHER INFORMATION

 1.    Legal Proceedings                                                      21
 2.    Changes In Securities                                                  21
 3.    Defaults Upon Senior Securities                                        21
 4.    Submission of Matters to a Vote of Security Holders                    22
 5.    Other Information                                                      22
 6.    Exhibits and Reports on Form 8-K                                       22

 SIGNATURE                                                                    23
 EXHIBITS                                                                     24

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                         (In thousands except par value)

                                   Assets
                                   ------
                                                                     March 31, 2001       September 30,
                                                                        (Unaudited)            2000
                                                                     -----------------   -----------------
Current Assets
   Cash and cash equivalents                                             $ 2,428            $ 1,039
   Accounts receivable (net of allowance for doubtful accounts of
     $687 at March 31, 2001 and $133 at September 30, 2000)                6,674              9,802
   Inventories                                                               123                404
   Notes receivable                                                          118                 --
   Due from affiliate                                                        750                 --
   Other current assets                                                      609                241
----------------------------------------------------------------------------------------------------------
      Total Current Assets                                                10,702             11,486
Property And Equipment, net                                                3,356              3,298
Goodwill, net                                                              2,271
Other Assets                                                                 806                846
----------------------------------------------------------------------------------------------------------
Total Assets                                                             $17,135            $15,630
==========================================================================================================

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current Liabilities
   Current maturities of long-term debt                                  $   981            $   279
   Accounts payable and accrued expenses                                   4,550              5,144
----------------------------------------------------------------------------------------------------------
      Total Current Liabilities                                            5,531              5,423
Long-Term Debt                                                             2,726                999
----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                    8,257              6,422
----------------------------------------------------------------------------------------------------------
Commitments And Contingencies
                                                                            -                   -
Stockholders' Equity
   Preferred shares:
    Authorized 5,000 shares at March 31, 2001 and 1,000 shares at
    September 30, 2000; none issued                                         -                   -
   Common shares:
    Authorized 80,000 shares at March 31, 2001 and 40,000 shares at
    September 30, 2000, of $.01 par value; 5,757 shares issued at
    March 31, 2001 and 5,555 shares issued at September 30, 2000              58                 56
    Additional paid-in capital                                             6,627              6,502
    Retained earnings                                                      3,111              3,562
    Treasury stock (carried at cost)                                       (918)               (912)
----------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                           8,878              9,208
----------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $17,135            $15,630
==========================================================================================================


--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.               3

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                      For The Three Months            For The Six Months
                                                        Ended March 31,                Ended March 31,
                                                -------------------------------- -----------------------------
                                                       2001           2000            2001           2000
                                                       ----           ----            ----           ----
Product revenue                                       $8,380         $9,338         $15,263        $21,063
Service revenue                                          860              -           1,406              -
--------------------------------------------------------------------------------------------------------------
Total revenue                                          9,240          9,338          16,669         21,063
--------------------------------------------------------------------------------------------------------------
Product cost of goods sold                             7,145          8,025          12,793         18,468
Service costs of goods sold                              429              -             549              -
--------------------------------------------------------------------------------------------------------------
Cost of product and services sold                      7,574          8,025          13,342         18,468
--------------------------------------------------------------------------------------------------------------
Gross profit                                           1,666          1,313           3,327          2,595
Selling, general and administrative expenses           1,555          1,773           3,507          3,932
Depreciation and amortization                            152             75             247            150
Other income                                             (19)           (73)            (46)           (73)
Interest expense                                          88             34             123             80
--------------------------------------------------------------------------------------------------------------
Loss before benefit for income taxes                    (110)          (496)           (504)        (1,494)
Benefit for income taxes                                 (10)           (26)            (53)          (276)
--------------------------------------------------------------------------------------------------------------
Net loss available to common stockholders             $ (100)        $ (470)        $  (451)       $ (1,218)
==============================================================================================================
Net loss per common share - basic                     $(0.02)        $(0.10)        $ (0.09)       $ (0.26)
==============================================================================================================
Net loss per common share - diluted                   $(0.02)        $(0.10)        $ (0.09)       $ (0.26)
==============================================================================================================
Weighted average number of common
  shares outstanding - basic                           4,696          4,683           4,784          4,712
==============================================================================================================
Weighted average number of common
  shares outstanding - diluted                         4,696          4,683           4,784          4,712
==============================================================================================================




--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.               4

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended March 31, 2001
                                 (In Thousands)
                                   (Unaudited)




                                  Preferred Stock   Common Stock    Additional                                   Total
                                  ---------------  ---------------    Paid-In   Retained    Treasury Stock    Stockholders'
                                  Number   Amount  Number   Amount    Capital   Earnings   Number     Amount    Equity
                                  ---------------  ---------------  ----------  --------  ------------------  ------------
Balance, September 30, 2000          -     $  -    5,555    $  56     $ 6,502    $ 3,562   (852)   $  (912)       $  9,208
  Net loss                                                                          (451)                            (451)
  Sale of common stock                               202        2         125                                         127
  Purchase of treasury shares                                                                (9)        (6)            (6)
--------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001              -     $  -    5,757    $  58     $ 6,627    $ 3,111   (861)   $  (918)       $  8,878
==========================================================================================================================





--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.               5

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                            For The Six Months
                                                                                             Ended March 31,
                                                                                     -------------------------------
                                                                                             2001         2000
                                                                                             ----         ----
Cash flows from operating activities
    Net loss                                                                                $ (451)     $(1,218)
    Adjustments to reconcile net loss to cash provided by operating activities
       Depreciation and amortization                                                           247          150
       Deferred tax benefit                                                                   (125)            -
       Change in assets and liabilities:
           Decrease in accounts receivable                                                   7,227        4,054
           Decrease in inventories                                                             703          403
           (Increase) decrease in other current assets                                         (34)         491
           (Increase) decrease in other assets                                                  22         (134)
           Decrease in accounts payable and accrued expenses                                (2,547)      (3,070)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                    5,042          676
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Payments for costs of business acquisitions                                             (1,966)           -
    Payments for property and equipment                                                        (71)        (225)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (2,037)        (225)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Net amounts paid on notes payable                                                       (1,514)           -
    Payments on long-term debt                                                                (223)         (50)
    Sale of common stock                                                                       127           23
    Purchase of treasury stock                                                                  (6)         (57)
--------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                       (1,616)         (84)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    1,389          367
Cash and cash equivalents - beginning of period                                              1,039        2,263
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                                  $ 2,428      $ 2,630
====================================================================================================================
Supplemental Disclosures of Cash Flow Information
    Cash paid (received) during period for:
    Interest                                                                               $    61      $    80
    Income taxes                                                                                19            6

Supplemental Schedules of Noncash Financing Activities
    Acquisition of business:
       Notes payable issued for acquisition                                                $ 2,652            -



--------------------------------------------------------------------------------
See the accompanying notes to consolidated financial statements.               6

               SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of SysComm International Corporation (the "Company") as of March 31, 2001 and September 30, 2000 and for the three and six months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

     The consolidated statement of operations for the six months ended March 31, 2001 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2000.

2.   Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.   Inventory

     Inventory at March 31, 2001 and September 30, 2000 consists of:

                                                    March 31,    September 30,
                                                      2001            2000
                                                   ----------    -------------
     Finished goods                                  $  305         $  654
     Allowance for excess and obsolescence             (182)          (250)
                                                   ----------    -------------
                                                     $  123         $  404
                                                   ==========    =============

4.   Loss Per Share

     The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

                                                      Three Months Ended           Six Months Ended
                                                           March 31,                   March 31,
                                                   ----------------------------------------------------
                                                       2001         2000          2001          2000
                                                       ----         ----          ----          ----
Numerator:
Net loss available to common stockholders           $   (100)    $  (470)      $   (451)    $  (1,218)
                                                   ====================================================
Denominator:
Denominator for basic loss per share -
Weighted-average shares                                4,696       4,683          4,784         4,712
                                                   ====================================================
Denominator for diluted loss per share(1)              4,696       4,683          4,784         4,712
                                                   ====================================================
Basic loss per share                                $  (0.02)    $ (0.10)      $  (0.09)    $   (0.26)
                                                   ====================================================
Diluted loss per share                              $  (0.02)    $ (0.10)      $  (0.09)    $   (0.26)
                                                   ====================================================
-------------

(1) The weighted average shares of the employee stock options, 63 and 55 respectively for the three months and six months ended March 31, 2001, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

5.   Mergers and Acquisitions

     The following represents acquisitions which occurred in the first six months of fiscal 2001:

                                       Date of      Percent   Acquisition        Cash                             Business
                                     Acquisition    Acquired     Price      Consideration    Notes Issued       Description
------------------------------------------------------------------------------------------------------------------------------

First Quarter 2001 Acquisitions
-------------------------------

Information Products                  12/01/2000      100%       $4,550         $1,899          $2,652            Systems
Center, Inc.,                                                                                                  integrator and
Fairfield, NJ                                                                                                    networking
                                                                                                                 solutions
                                                                                                                  provider

     On December 14, 2000, we acquired fifty-one percent (51%) of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation ("Information Products"), from Applied Digital Solutions, Inc. ("ADSX"). The purchase price for the shares of Information Products was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of Information Products for approximately $2,400, payable by promissory note. The purchase price of Information Products was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of the net assets acquired resulting in goodwill of approximately $2,339 in value which is being amortized on a straight-line basis over 10 years.

     Unaudited pro forma results of operations for the six months ended March 31, 2001 and 2000 are included below. Such pro forma information assumes that the above transaction occurred as of October 1, 2000 and 1999, respectively.

                                                    ----------------------------
                                                          Six Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2001            2000
                                                        ----            ----
Revenues                                             $22,403         $30,298
Net loss                                             $  (397)        $  (962)
Loss per common share - basic                        $ (0.08)        $ (0.20)
Loss per common share - diluted                      $ (0.08)        $ (0.20)

6.   Change in Control

     On December 14, 2000, ADSX acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control of the Company. Shares of our common stock were sold to ADSX by the following persons and in the following amounts:

Selling Shareholders                Number of Shares Held    Percent Ownership
--------------------------------- ------------------------- -------------------
John H. Spielberger                        1,920,000                41%
Catherine Spielberger                         50,000                 1%
Bearpen Limited Partnership                  600,000                13%
--------------------------------- ------------------------- -------------------
       Total                               2,570,000                55%
================================= ========================= ===================

     ADSX acquired the shares listed above for $4.5 million by issuing approximately 1.7 million shares of its common stock, valued at approximately $2.75 million, to the selling shareholders listed above and upon payment of an aggregate amount of cash equal to approximately $1.75 million to the selling shareholders listed above.

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

7.   De-Listing From Nasdaq Small Cap Market

     On September 5, 2000, we received a notice that NASDAQ intended to de-list our stock from trading on the NASDAQ SmallCap Market, where it had previously been listed, because we had not maintained a minimum bid price for our stock of $1.00 over the prior 30 consecutive trading days. The matter was considered by the NASDAQ Listing Qualifications Panel at a hearing on December 14, 2000. The Panel was unwilling to grant us an extension of time to satisfy the minimum bid requirement, and the delisting became effective on January 9, 2001. Our Common Stock is now traded on the OTC Bulletin Board.

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

BUSINESS DESCRIPTION

     We are a Delaware corporation incorporated in 1987. In the past, we conducted business through our wholly owned subsidiary Information Technology Services, Inc. ("InfoTech"). On December 14, 2000, Applied Digital Solutions , Inc. ("ADSX") acquired a majority interest in us and simultaneously we purchased Information Products Center, Inc. ("Information Products") from ADSX. The union of these two organizations created the "new" InfoTech, a leading network consulting company specializing in the design, implementation, and maintenance of complex network solutions. Through our newly defined "GO2 Service Strategy", we transform our customers' strategic business objectives into sound technology solutions. As a market driven Information Technology ("IT") solutions provider, we deliver best of breed service and customer care in our marketplace.

     We   strive  to   partner   with  our   customers   to   consistently   and
cost-effectively plan, execute and deliver high-quality services and results. Our consultants are seasoned professionals who build long-term, trusted relationships and bring a high level of energy, integrity, experience and value to the customers whom they serve. Our established partnerships/alliances with other leading technology providers enables us to remain objective in our selection of the most appropriate hardware, software and services required to meet the business technology needs of our customers.

     The services we offer are characterized by standardized offerings that have clearly defined deliverables and pricing models. All of these services are implemented using a standard methodology, and are delivered with the utmost care through our GO2 Service Strategy. With flexibility as a driving force, this model allows us to provide our customers with services specific to their needs and budget.

     Our services include:

     o   Network Infrastructure Engineering
     o   Communications
     o   Information Security
     o   Systems Computing
     o   Storage Area Networks (SANDS Solutions)
     o   Messaging
     o   Wireless
     o   Procurement Services

     We are continually developing strategic alliances and partnerships with leading technology companies such as Cisco, Microsoft, IBM, Compaq, EMC, McData, CheckPoint, Citrix and Hewlett Packard. These partnerships insure the appropriate solutions and responsive support needed by our customers.

GO2 Service Strategy:

     Our GO2 Service Strategy is simple: we are the one customers "go to" when they need complete, integrated solutions and high-end services. We have made the affirmative decision to strive to be the GO2 partner of our entire customer base and alliance-partners.

     The GO2 Service Strategy is broken down into four component parts: Design, Deployment, Maintenance and Supplemental Services. Through these services we deliver a total solution for our customers.

Change in Control

     As described above under Note 6 - Change in Control, on December 14, 2000, ADSX acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control of the Company.

Acquisition of Assets

     On December 14, 2000, we acquired from ADSX fifty-one percent (51%) of the outstanding shares of common stock of Information Products. The purchase price for the shares of Information Products was $2,075, payable $1,821 in cash and $254 million by promissory note.

     On December 15, 2000, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of Information Products. The purchase price for the shares of Information Products was approximately $2,400, payable by promissory note.

De-Listing From Nasdaq Small Cap Market

     On September 5, 2000, we received a notice that NASDAQ intended to de-list our stock from trading on the NASDAQ SmallCap Market, where it had previously been listed, because we had not maintained a minimum bid price for our stock of $1.00 over the prior 30 consecutive trading days. The matter was considered by the NASDAQ Listing Qualifications Panel at a hearing on December 14, 2000. The Panel was unwilling to grant us an extension of time to satisfy the minimum bid requirement, and the delisting became effective on January 9, 2001. Our Common Stock is now traded on the OTC Bulletin Board.

RESULTS OF OPERATIONS

     We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower than average gross profit margins, but are often accompanied by a service arrangement which yields higher than average gross profit margins.

     The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in our consolidated statements of operations.


                                                                           Relationship to Revenue
                                                          ----------------------------------------------------------
                                                               Three Months Ended            Six Months Ended
                                                                   March 31,                    March 31,
                                                          ----------------------------------------------------------
                                                                2001          2000          2001           2000
                                                                ----          ----          ----           ----
                                                                  %             %             %              %
                                                                ----          ----          ----           ----
                                                                   -             -             -              -
Product revenue                                                 91.0         100.0          91.7          100.0
Service revenue                                                  9.0             -           8.3              -
                                                          ----------------------------------------------------------
   Total revenue                                               100.0         100.0         100.0          100.0
                                                          ----------------------------------------------------------
Product cost of goods sold                                      85.3          85.9          83.8           87.7
Service costs                                                   49.9             -          39.0              -
                                                          ----------------------------------------------------------
   Total cost of goods sold                                     82.0          85.9          80.0           87.7
                                                          ----------------------------------------------------------
Gross profit                                                    18.0          14.1          20.0           12.3
Selling, general and administrative expenses                    16.8          19.0          21.1           18.6
Depreciation and amortization                                    1.6           0.8           1.5            0.7
Other income                                                    (0.2)         (0.8)         (0.3)          (0.3)
Interest expense                                                 1.0           0.4           0.7            0.4
                                                          ----------------------------------------------------------
Loss before benefit for income taxes                            (1.2)         (5.3)         (3.0)          (7.1)
Benefit for income taxes                                        (0.1)         (0.3)         (0.3)          (1.3)
                                                          ----------------------------------------------------------
Net loss available to common stockholders                       (1.1)         (5.0)         (2.7)          (5.8)
                                                          ==========================================================

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000 (in $'000 unless otherwise noted)

     Revenue for the second quarter of 2001 decreased approximately $98 or 1.0% to $9,340 from $9,338 for the second quarter of 2000. The slight decrease in revenue was a result of lower product sales which declined by $958, or 10.3%, to $8,380 from $9,338, offset by increased service revenue of $860 from Information Products, acquired in December 2000.

     Gross profit was $1,666 for the quarter ended March 31, 2001, an increase of $353, or 26.9%, compared to $1,313 in the second quarter of 2000. Product gross profit percentage was 14.7% in 2001 compared to 14.1% in 2000. Service gross profit percentage was 50.1% in the second quarter of 2001. There was no service revenue in the second quarter of 2000. Total gross profit percentage was 18.0% in the second quarter of 2001 compared to 14.1% in the second quarter of 2000. The increase in the gross profit and the gross profit percentage, despite relatively flat revenue, was primarily attributable to the higher margin service revenue contributed by Information Products. Information Products services and hardware business historically produces a higher margin than we have historically experienced.

     Selling, general and administrative expenses were $1,555 for the quarter ended March 31, 2001, down $218, or 12.3%, from the $1,773 reported for the same period last year. The reduction in expense was primarily due to layoffs and other cost control programs, reduced commissions on lower sales, and staff reductions associated with redirecting marketing efforts implemented in the 4th quarter of 2000. This was offset by additional SG&A from Information Products included in the current quarter's SG&A.

     Depreciation and amortization expense for the current quarter was $152, an increase of $77 or 102.7% over the $75 for the quarter ended March 31, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisition of Information Products in December 2000, as well as the additional depreciation expense from Information Products.

     Other income for the second quarter was $19 in 2001, down $54, or 74%, from the $73 in the second quarter of 2000. The decrease was primarily a result of $50 in miscellaneous credits that were booked in 2000. Interest expense was $88 in 2001 compared to $34 in 2000, an increase of $54, or 158.8%. The increase in interest expense was primarily due to the debt associated with the acquisition of Information Products.

     Loss before income taxes for the quarter decreased $386 or 77.8% to $110 in 2001 compared to $496 in 2000. The reduction in the loss before income taxes is attributable to a higher gross profit coupled with the reduction in SG&A expense. Our effective tax rate was a negative 9.1% in fiscal year 2001 and a negative 5.2% in fiscal year 2000.

     Our net loss for the quarter ended March 31, 2001 decreased to $100 from $470 for the same period last year, due to higher gross profit coupled with the reduction in SG&A expense.


Six Months Ended March 31, 2001 Compared to the Six Months Ended March 31, 2000 (in $'000 unless otherwise noted)

     Sales for the six months ended March 31, 2001 decreased approximately $4,394, or 20.9%, to $16,669 from $21,063 for the same period last year. The decrease in revenue was a result of lower product sales which declined by $5,800, or 27.5%, to $15,263 from $21,063, offset by increased service revenue of $1,406 from Information Products, acquired in December 2000. There was no service revenue in the six months ended March 31, 2000. The decrease in product sales was a result of the pending change in control of the Company in the first quarter and the reduction in sales staff resulting in substantially lower revenue during the first quarter of 2001. This was somewhat offset by the 4 months of incremental sales contributed by Information Products.

     Gross profit was $3,327 for the six months ended March 31, 2001, an increase of $732, or 28.2%, compared to $2,595 for the same period last year. Product gross profit percentage was 16.2% in 2001 compared to 12.3% in 2000. Service gross profit percentage was 61.0% in the six months ended March 31, 2001. There was no service revenue in the six month period ended March 31, 2000. Total gross profit percentage was 20.0% in the six month period ended March 31, 2001 compared to 12.3% in the same period in 2000. The substantial increase in the gross profit and the gross profit percentage, despite lower revenue, was primarily attributable to the acquisition of Information Products in December 2000. Information Products product and services business produced a significantly higher margin during the period than the Company has historically experienced.

     Selling, general and administrative expenses for the six months ended March 31, 2001 were $3,507, down $425 or 10.8% from the $3,932 reported for the same period last year. The reduction in expense is primarily due to layoff and other cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts implemented in the 4th quarter of 2000. This was somewhat offset by the 4 months of additional SG&A costs of Information Products Center, acquired in December 2000, that were included in the period.

     Depreciation and amortization expense was $247 for the period, an increase if $97 or 64.7% over the $150 for the six months ended March 31, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisition of Information Products in December 2000, and the additional depreciation expense from Information Products.

     Other income was $46 for the six months ended March 31, 2001, down $27, or 40.0%, from $73 the same period last year. The decrease was primarily a result of $50 in miscellaneous credits that were booked in the six months ended 2000. Interest expense was $123 in 2001 compared to $80 in 2000, an increase of $43 or 53.8%. The increase in interest expense was primarily due to the debt associated with the acquisition of Information Products.

     Loss before income taxes for the six months ended March 31, 2001 decreased $990, or 66.3%, to $504 compared to $1,494 in 2000. The reduction in the loss before income taxes is attributable to a substantially higher gross profit and slightly reduced SG&A. This was somewhat offset by higher depreciation and amortization expense, and higher interest expense. Our effective tax rate was a negative 10.5% in fiscal year 2001 and a negative 18.5% in fiscal year 2000.

     Our net loss for the six months ended March 31, 2001 decreased to $451 from $1,218 in the same period last year due to substantially higher gross profit coupled with the reduction in SG&A expense.

Liquidity and Capital Resources

     Our current ratios at March 31, 2001 and September 30, 2000 were 1.9 and 2.1, respectively. Working capital at March 31, 2001 was $5,171, a decrease of $892 from the $6,063 at September 30, 2000.

     Cash provided by operating activities in the first six months of 2001 was $5,042 compared to $676 of cash provided by operating activities in the first six months of 2000. The cash provided by operating activities during 2001 and 2000 was as a result of significant reductions in accounts receivable, inventory and recoverable taxes, offset by a reduction in accounts payable and the net loss.

     Cash used in investing activities was $2,037 and $225 in 2001 and 2000, respectively, and was used primarily to acquire our interest in Information Products in the first quarter of 2001 and to finance capital expenditures in both 2001 and 2000.

     Net cash used in financing activities was $1,616 and $84 in 2001 and 2000, respectively. The net cash used in 2001 was primarily due to Information
Products paying down its line of credit with ADSX. Other net cash used in financing in 2001 and 2000 were for payments on notes payable and long-term debt and the re-purchase of our common stock.

     Under our financing arrangement with IBM Credit Corporation, as of September 30, 2000, we were able to borrow up to 85% of our eligible accounts receivable and 100% of our eligible inventory, up to a maximum of $22,500,000. As of September 30, 2000, we had no borrowings outstanding under the IBM Credit Corporation facility. As a result of ADSX having acquired a majority interest in us, we cancelled our credit agreement with IBM Credit Corporation and established a line of credit with ADSX, which has its own credit facility with IBM Credit Corporation. Borrowings from ADSX will be on such terms and conditions as it may reasonably make available to us from time to time.

     Advances under our Agreement for Wholesale Financing from IBM Credit Corporation totaling $1,410 and $4,411 are included in accounts payable at March 31, 2001 and September 30, 2000, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

     We believe that our present financing provided by ADSX and our projected earnings capacity will be sufficient to fund our operations and capital expenditures for at least the next 12 months.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

     Certain statements in this Report, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and future business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

Significant Fluctuations in Quarterly Results

     Our quarterly operating results have fluctuated in the past and may continue to do so in the future. Quarterly operating results may fluctuate as a result of a variety of factors, including the timing of our delivery of significant orders, the ability of manufacturers to deliver, in a timely fashion, products for which we have received orders, the length of the sales cycle, receipt of volume discounts, the demand for products and services we offer, the introduction or announcements by IBM and other manufacturers relating to new products, the hiring and training of additional personnel, as well as general business conditions.

     Historically, the size and timing of our sales transactions have varied substantially from quarter to quarter, and we expect such variations to continue in future periods, including the possibility of losses in one or more fiscal quarters. The fluctuations may be caused by delays in shipping certain computer systems orders that we expect to deliver during that quarter. In addition, our collection periods have fluctuated due to periodic unavailability of product, which resulted in delayed payment from certain customers until their entire orders were shipped. Accordingly, it is likely that in one or more future fiscal quarters, our operating results may be below the expectations of public market analysts and investors. As a result, the market price of our Common Stock could be materially adversely affected.

Principal Markets and Customers

     Since 1994, we have sold and delivered computer systems, network products, software, maintenance and system support services to more than 800 customers throughout the United States and in more than 20 countries worldwide. In fiscal years 1998, 1999 and 2000, our top customer accounted for approximately 6.8%, 8.6% and 25.0%, respectively, of our total revenues. In fiscal year 1999, our top five customers (3 of which were new) accounted for approximately 24.7% of total revenues. In fiscal year 2000, our top five customers (1 of which was new) accounted for approximately 48.0% of total revenues.

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

Goodwill write-off's will reduce our earnings

     As a result of the December 2000 acquisition of Information Products, we have approximately $2,400 of goodwill, which will be amortized over 10 years at the rate of approximately $240 per year, which reduces our net income and our earnings per share. In addition, future acquisitions may also increase our existing goodwill and the amount of annual amortization, further reducing net income and earnings per share. As required by Statement of Financial Accounting Standards No. 121, we will periodically review our goodwill for impairment based on expected future cash flows. If we determine that there is such impairment, we would be required to write down the amount of goodwill accordingly, which would also reduce our earnings.

Need for Additional Capital

     We may require additional capital to fund the growth of our current business as well as to make future acquisitions. However, we may not be able to obtain capital from outside sources. Even if we obtain capital from outside sources, it may not be on terms favorable to us. Our current credit arrangement with ADSX may hinder our ability to raise additional debt or capital. If we raise additional capital by issuing equity securities, these securities may have rights, preferences or privileges senior to those of our common stockholders.

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

Control by Principal Stockholder

     Applied Digital Solutions acquired approximately 55% of our outstanding common stock in December 2000 and now has effective control of us and the power to control the outcome of matters submitted to a vote of the stockholders, such as the election of at least a majority of the members of our Board of Directors and to direct our future operations. Such concentration may have the effect of discouraging, delaying or preventing a future change in control of the Company.

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

Risks that the value of our inventory may decline

     We sometimes purchase and warehouse inventory. As a result, we assume inventory risks and price erosion risks for these products. These risks are especially significant because computer equipment generally is characterized by rapid technological change and obsolescence. These changes affect the market for excess inventory equipment. Our success, when we warehouse inventory, will depend on our ability to purchase such inventory at attractive prices relative to its resale value and our ability to turn our inventory rapidly through sales. If we pay too much or hold inventory too long, we may be forced to sell our inventory at a discount or at a loss or write down its value, and our business could be materially adversely affected.

Lack of Dividends on Common Stock; Issuance of Preferred Stock

     We do not have a history of paying dividends on our common stock, and there can be no assurance that such dividends will be paid in the foreseeable future. Pursuant to certain restrictions under ADSX's financing agreement with IBM Credit Corporation, there are restrictions on our ability to declare and pay dividends. We intend to use any earnings which may be generated to finance the growth of our businesses. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

Possible Volatility of Stock Price

     Our common stock is quoted on the Over the Counter Bulletin Board(R), which has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as the significant changes to our business resulting from continued acquisitions and expansions, quarterly fluctuations in our financial results or cash flows, shortfalls in earnings or sales below expectations, changes in the performance of other companies in our same market sectors and the performance of the overall economy and the financial markets could cause the price of our common stock to fluctuate substantially. During the 12 month period prior to May 10, 2001, the price per share of our common stock has ranged from a high of $1.56 to a low of $0.41.

Year 2000 Compliance

     We have not experienced any significant Year 2000 related problems. During 1998 and 1999, we implemented a company wide program to ensure that we would be compliant prior to the Year 2000 failure dates. We experienced no problems on either January 1, 2000 or February 29, 2000. However we cannot make any assurances that unforeseen problems may not arise in the future.

     We do not believe that the Year 2000 problem has had or will continue to have a material adverse effect on our business, results of operations or cash flows. Our estimate of the potential impact on our financial position, overall results of operations or cash flows for the Year 2000 problem could change in the future. Our ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued FAS 133, Accounting for Derivative Instruments and Hedging Activities, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The statement is effective for fiscal years commencing after June 15, 2000. In June 2000, the FASB issued FAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FAS statement 133, which addresses implementation issues experienced by those companies that adopted FAS 133 early. We will adopt FAS 133, as well as its amendments and interpretations, in fiscal year 2001. We do not believe that FAS 133 will have a material impact on our results of operations, cash flows and financial condition.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff's views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We adopted SAB 101 in October 2000 and its adoption did not have a material impact on our results of operations, cash flows and financial condition.

     In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF Issues 00-10, "Accounting for Shipping and Handling Fees and Costs," agreeing that shipping and handling fees must be classified as revenues and comparable prior periods should be restated. Further, EITF agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. We adopted EITF Issue 00-10 in October 2000 and its adoption did not have a material impact on our results of operations, cash flows and financial condition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings from ADSX are at ADSX's borrowing rate from IBM Credit, which is the 30-day LIBOR rate plus 3.25%. the prime rate. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

     Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities

     The following table lists all unregistered securities sold by us from January 1, 2001 through March 31, 2001. These shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

                                                                       Number of
                                         Number of       Issued          Common
Name/Entity/Nature               Note     Persons          For           Shares
------------------               ----     -------          ---           ------

Private Placement of Shares       1          1        Sale of Shares     200,000

-----------------

1. Represents shares issued to the purchasing shareholder in connection with an offering of shares for sale by the Company pursuant to a Private Placement Memorandum dated February 1, 2001 and exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Act. The Private Placement Memorandum included an acknowledgement that the sale was not registered, that the shareholder was acquiring the shares for investment and not for resale, and that the shareholder acknowledged that he must hold the shares until and unless registered or unless transferred in another transaction exempt from registration. In addition, the certificate representing the shares were legended to indicate that they were subject to restrictions on transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders of the Company was held on March 29, 2001 to:

     (a)  Elect seven directors.

     (b)  Approve the increase in the number of authorized shares of stock.

     (c) Ratify the appointment of Albrecht, Viggiano, Zureck & Company, P.C. as independent auditors of the Company for the year ending September 30, 2001; and

     (d)  Approve the 2001 Flexible Stock Plan.

     The results of the votes were as follows:

                                             For         Against        Abstain
                                         ---------------------------------------
Election of directors:
         Garrett A. Sullivan              4,753,859         15,188            --
         David A. Loppert                 4,753,859         15,188            --
         Anat Ebenstein                   4,753,859         15,188            --
         Charles L. Doherty               4,753,859         15,188            --
         Ashok Rametra                    2,026,359      2,742,688            --
         Scott Silverman                  4,753,859         15,188            --
         Donald H. Swift                  4,753,859         15,188            --

Increase in  authorized shares            3,124,454         98,692         1,438

Appointment of auditors                   4,708,957         58,817         1,273

2001 Flexible Stock Plan                  3,126,761         96,450         1,373

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     See List of Exhibits filed as part of this annual report on Form 10-Q. Reports on Form 8-K

     None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYSCOMM INTERNATIONAL CORPORATION
                                         (Registrant)

Dated:   May 11, 2001                    By:        /S/ J. ROBERT PATTERSON
                                             -----------------------------------
                                                      J. Robert Paterson
                                              Chief Financial Officer (Principal
                                                      Accounting Officer)

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

  10.2 Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on 10-K for the fiscal year ended September 30, 2000 filed with the Commission on December 29, 2000)

  10.3* 1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)

  10.4* 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)

  10.5*   2001 Flexible Stock Plan (incorporated  herein by reference to Exhibit
          A  to  the  Company's   definitive  Proxy  Statement  filed  with  the
          Commission on February 28, 2001)

-----------------------------
     *    Management contract or compensatory plan.