Form 10-Q
period 2001-06-30
SYSCOMM INTERNATIONAL CORP
filed 2001-08-13
CIK 1037417

As filed with the Securities and Exchange Commission on August 13, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

Commission File No.: 0-22693

SYSCOMM INTERNATIONAL CORPORATION
(Exact name of registrant as specified in Its charter)

Delaware	11-2889809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

         The number of shares outstanding of each class of our common equity as of August 13, 2001 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	4,895,998
SYSCOMM INTERNATIONAL CORPORATION

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

Assets	June 30, 2001 (Unaudited)	September 30, 2000
Current Assets
Cash and cash equivalents	$ 2,861	$ 1,039
Accounts receivable (net of allowance for doubtful accounts of $568 at June 30, 2001 and $133 at September 30, 2000)	5,141	9,802
Inventories	313	404
Notes receivable	102	-
Due from affiliate	152	-
Other current assets	655	241
Total Current Assets	9,244	11,486
Property And Equipment, net	3,278	3,298
Goodwill, net	2,213	-
Other Assets	938	846
Total Assets	$ 15,653	$ 15,630
Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$ 952	$ 279
Accounts payable and accrued expenses	3,469	5,144
Total Current Liabilities	4,421	5,423
Long-Term Debt	2,723	999
Total Liabilities	7,144	6,422
Commitments And Contingencies	-	-
Stockholders' Equity
Preferred shares:
Authorized 5,000 shares at June 30, 2001 and 1,000 shares at September 30, 2000; none issued	-	-
Common shares:
Authorized 80,000 shares at June 30, 2001 and 40,000 shares at September 30, 2000, of $.01 par value; 5,757 shares issued at June 30, 2001 and 5,555 shares issued at September 30, 2000	58	56
Additional paid-in capital	6,582	6,502
Retained earnings	2,787	3,562
Treasury stock (carried at cost)	(918)	(912)
Total Stockholders' Equity	8,509	9,208
Total Liabilities and Stockholders' Equity	$ 15,653	$ 15,630

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share date)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Product revenue	$ 6,474	$ 10,832	$ 21,737	$ 31,895
Service revenue	991	-	2,397	-
Total revenue	7,465	10,832	24,134	31,895
Cost of product sold	5,992	9,798	18,785	28,266
Cost of service sold	477	-	1,026	-
Cost of product and service sold	6,469	9,798	19,811	28,266
Gross profit	996	1,034	4,323	3,629
Selling, general and administrative expenses	1,306	1,497	4,811	5,429
Depreciation and amortization	153	75	401	225
Other income	(29)	(47)	(75)	(120)
Interest expense	76	39	199	119
Loss before benefit for income taxes	(510)	(530)	(1,013)	(2,024)
Benefit for income taxes	(186)	-	(238)	(276)
Net loss available to common stockholders	$ (324)	$ (530)	$ (775)	$ (1,748)
Net loss per common share - basic	$ (0.07)	$ (0.11)	$ (0.16)	$ (0.37)
Net loss per common share - diluted	$ (0.07)	$ (0.11)	$ (0.16)	$ (0.37)
Weighted average number of common shares outstanding - basic	4,896	4,683	4,799	4,683
Weighted average number of common shares outstanding - diluted	4,896	4,683	4,799	4,683

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Month Period Ended June 30, 2001
(In Thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Number	Amount	Number	Amount			Number	Amount
Balance, September 30, 2000	-	$ -	5,555	$ 56	$ 6,502	$ 3,562	(852)	$ (912)	$ 9,208
Net loss	-	-	-	-	-	(775)	-	-	(775)
Sale of common stock	-	-	202	2	80	-	-	-	82
Purchase of treasury shares	-	-	-	-	-	-	(9)	(6)	(6)
Balance, June 30, 2001	-	$ -	5,757	$ 58	$ 6,582	$ 2,787	(861)	$ (918)	$ 8,509

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net loss	$ (775)	$ (1,748)
Adjustments to reconcile net loss to cash provided by (used in) operating activities Depreciation and amortization	401	225
Deferred tax benefit	(326)	-
Change in assets and liabilities:
Decrease in accounts receivable	8,760	2,240
Decrease in inventories	513	485
(Increase) decrease in other current assets	(5)	545
Decrease in other assets	31	2
Decrease in accounts payable and accrued expenses	(3,629)	(2,025)
Net cash provided by (used in) operating activities	4,970	(276)
Cash flows from investing activities
Payments for costs of business acquisitions	(1,966)	-
Payments for property and equipment	(89)	(311)
Net cash used in investing activities	(2,055)	(311)
Cash flows from financing activities
Net amounts paid on notes payable	(914)	-
Payments on long-term debt	(255)	(397)
Sale of common stock	82	23
Purchase of treasury stock	(6)	(57)
Net cash used in financing activities	(1,093)	(431)
Net increase (decrease) in cash and cash equivalents	1,822	(1,018)
Cash and cash equivalents - beginning of period	1,039	2,263
Cash and cash equivalents - end of period	$ 2,861	$ 1,245
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
Interest	$ 130	$ 119
Income taxes	19	6
Supplemental Schedules of Noncash Financing Activities
Acquisition of business:
Notes payable issued for acquisition	$ 2,652	-

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)
(Unaudited)

1.         Basis of Presentation

             The accompanying unaudited consolidated financial statements of SysComm International Corporation (the "Company") as of June 30, 2001 and September 30, 2000 and for the three and nine months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

            The consolidated statement of operations for the nine months ended June 30, 2001 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2000.

2.        Principles of Consolidation

            The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.        Inventory

             Inventory at June 30, 2001 and September 30, 2000 consists of:

	June 30, 2001	September 30, 2000
Finished goods	$ 494	$ 654
Allowance for excess and obsolescence	(181)	(250)
	$ 313	$ 404

4.        Loss Per Share

             The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net loss available to common stockholders	$ (324)	$ (530)	$ (775)	$ (1,748)

Denominator:
Denominator for basic loss per share - Weighted-average shares	4,896	4,683	4,799	4,683
Denominator for diluted loss per share (1)	4,896	4,683	4,799	4,683
Basic loss per share	$ (0.07)	$ (0.11)	$ (0.16)	$ (0.37)
Diluted loss per share	$ (0.07)	$ (0.11)	$ (0.16)	$ (0.37)

(1)

The weighted average shares of the employee stock options for the three months and nine months ended June 30, 2001, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

5.         Mergers and Acquisitions

             The following represents acquisitions which occurred in the first nine months of fiscal 2001:

	Date of Acquisition	Percent Acquired	Acquisition Price	Cash Consideration	Notes Issued	Business Description
First Quarter 2001 Acquisitions
Information Products Center, Inc., Fairfield, NJ	12/01/2000	100%	$4,550	$1,899	$2,652	Systems integrator and networking solutions provider

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

             Unaudited pro forma results of operations for the nine months ended June 30, 2001 and 2000 are included below. Such pro forma information assumes that the above transaction occurred as of October 1, 2000 and 1999, respectively.

Nine Months Ended June 30,
	2001	2000
Revenues	$ 29,868	$ 47,383
Net loss	$ (721)	$ (1,315)
Loss per common share - basic	$ (0.15)	$ (0.28)
Loss per common share - diluted	$ (0.15)	$ (0.28)
6.        Change in Control

            On December 14, 2000, ADSX acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control of the Company. Shares of our common stock were sold to ADSX by the following persons and in the following amounts:

Selling Shareholders	Number of Shares Held	Percent Ownership
John H. Spielberger	1,920,000	41%
Catherine Spielberger	50,000	1%
Bearpen Limited Partnership	600,000	13%
Total	2,570,000	55%

            ADSX acquired the shares listed above for $4,500 by issuing approximately 1.7 million shares of its common stock, valued at approximately $2,750, to the selling shareholders listed above and upon payment of an aggregate amount of cash equal to approximately $1,750 to the selling shareholders listed above.

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

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2000. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risk section later in this Item.

BUSINESS DESCRIPTION

            We are a Delaware corporation incorporated in 1987. We conduct business through our wholly owned subsidiaries Information Technology Services, Inc. ("InfoTech") and Information Products Center, Inc. These two organizations combined create the "new" InfoTech, a leading network consulting company specializing in the design, implementation, and maintenance of complex network solutions. Through our newly defined "GO2 Service Strategy", we transform our customers' strategic business objectives into sound technology solutions. As a market driven Information Technology ("IT") solutions provider, we deliver best of breed service and customer care in our marketplace.

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
(in $'000 unless otherwise noted)

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

RECENT DEVELOPMENTS

            On July 13, 2001, Anat Ebenstein, our President and former Chief Operating Officer, was appointed to Chief Executive Officer. Mr. Loppert left the company to pursue other opportunities.

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

	Relationship to Revenue
	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
	%	%	%	%
Product revenue	86.7	100.0	90.1	100.0
Service revenue	13.3	-	9.9	-
Total revenue	100.0	100.0	100.0	100.0
Cost of product sold	80.3	90.5	77.8	88.6
Cost of service sold	6.4	-	4.3	-
Cost of product and service sold	86.7	90.5	82.1	88.6
Gross profit	13.3	9.5	17.9	11.4
Selling, general and administrative expenses	17.5	13.8	19.9	17.0
Depreciation and amortization	2.0	0.7	1.7	0.7
Other income	(0.4)	(0.4)	(0.3)	(0.4)
Interest expense	1.0	0.3	0.8	0.4
Loss before benefit for income taxes	(6.8)	(4.9)	(4.2)	(6.3)
Benefit for income taxes	(2.5)	-	(1.0)	(0.9)
Net loss available to common stockholders	(4.3)	(4.9)	(3.2)	(5.4)

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000
(in $'000 unless otherwise noted)

            Revenue for the third quarter of 2001 decreased $3,367, or 31.1%, to $7,465 from $10,832 for the third quarter of 2000. The decrease in revenue was a result of a soft market especially in product sales, which declined by $4,358, or 40.2%, to $6,474 from $10,832. This was somewhat offset by increased service revenue of $991 primarily from Information Products, acquired in December 2000.

            Gross profit was $996 for the quarter ended June 30, 2001, a slight decrease of $38, or 3.7%, compared to $1,034 in the third quarter of 2000. Product gross profit percentage was 7.4% in 2001 compared to 9.5% in 2000. The decrease in product gross profit percentage in the third quarter of 2001 from the same period last year was due to some large sales at low margin made to a major customer. Service gross profit percentage was 51.9% in the third quarter of 2001. There was no service revenue in the third quarter of 2000. Total gross profit percentage was 13.3% in the third quarter of 2001 compared to 9.5% in the third quarter of 2000. The increase in the gross profit percentage was due to the higher margin service revenue contributed by Information Products. Information Products services and hardware business historically produces a higher margin than we have historically experienced.

            Selling, general and administrative expenses were $1,306 for the quarter ended June 30, 2001, down $191, or 12.8%, from the $1,497 reported for the same period last year. The reduction in expense was primarily due to layoffs and other cost control programs, reduced commissions on lower sales, and staff reductions associated with redirecting marketing efforts implemented in the 4th quarter of 2000. This was offset somewhat by additional SG & A from Information Products included in the current quarter's SG&A.

            Depreciation and amortization expense for the current quarter was $153, an increase of $78 or 104.0% over the $75 for the quarter ended June 30, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisition of Information Products in December 2000, as well as the additional depreciation expense from Information Products.

            Other income for the third quarter was $29 in 2001, down $18, or 38.3%, from the $47 in the third quarter of 2000. The decrease was primarily a result of miscellaneous credits that were booked in 2000. Interest expense was $76 in 2001 compared to $39 in 2000, an increase of $37, or 94.9%. The increase in interest expense was primarily due to the debt associated with the acquisition of Information Products.

            Loss before income taxes for the quarter decreased $20, or 3.8%, to $510 in 2001 compared to a loss of $530 in 2000. The slight reduction in the loss before income taxes in spite of the drop in sales is attributable to the higher gross profit margins and the efforts made to reduce the SG&A expense.

            Our net loss for the quarter ended June 30, 2001 decreased to $324 from $530 for the same period last year, due to higher gross profit coupled with the reduction in SG&A expense. Additionally, for the quarter ended June 30, 2001 there was a deferred income tax benefit of $186, and for the quarter ended June 30, 2000 there was no deferred income tax benefit recorded.

Nine Months Ended June 30, 2001 Compared to the Nine Months Ended June 30, 2000
(in $'000 unless otherwise noted)

            Sales for the nine months ended June 30, 2001 decreased approximately $7,761, or 24.3%, to $24,134 from $31,895 for the same period last year. The decrease in revenue was a result of lower product sales, which declined by $10,158, or 31.8%, to $21,737 from $31,895, offset by increased service revenue of $2,397 primarily from Information Products, acquired in December 2000. There was no service revenue in the nine months ended June 30, 2000. The decrease in product sales was a result of the pending change in control of the Company in the first quarter and the reduction in sales staff resulting in substantially lower revenue during the first quarter of 2001. Additionally, the industry has suffered from a very soft market which began in February of 2001. This was somewhat offset by the 7 months of incremental sales contributed by Information Products.

            Gross profit was $4,323 for the nine months ended June 30, 2001, an increase of $694, or 19.1%, compared to $3,629 for the same period last year. Product gross profit percentage was 13.6% in 2001 compared to 11.4% in 2000. Service gross profit percentage was 57.2% in the nine months ended June 30, 2001. There was no service revenue in the nine month period ended June 30, 2000. Total gross profit percentage was 17.9% in the nine month period ended June 30, 2001 compared to 11.4% in the same period in 2000. The substantial increase in the gross profit and the gross profit percentage, despite lower revenue, was primarily attributable to the acquisition of Information Products in December 2000. Information Products product and services business produced a significantly higher margin during the period than the Company has historically experienced.

            Selling, general and administrative expenses for the nine months ended June 30, 2001 were $4,811 down $618, or 11.4%, from the $5,429 reported for the same period last year. The reduction in expense is primarily due to layoff and other cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts implemented in the fourth quarter of 2000. This was somewhat offset by the seven months of additional SG&A costs of Information Products Center, acquired in December 2000, that were included in the period.

            Depreciation and amortization expense was $401 for the period, an increase of $176, or 78.2%, over the $225 for the nine months ended June 30, 2000. The increase was primarily due to the amortization of goodwill associated with the acquisition of Information Products in December 2000, and the additional depreciation expense from Information Products.

            Other income was $75 for the nine months ended June 30, 2001, down $45, or 37.5%, from $120 the same period last year. The decrease was primarily a result of $50 in miscellaneous credits that were booked in the nine months ended 2000. Interest expense was $199 in 2001 compared to $119 in 2000, an increase of $80, or 67.2%. The increase in interest expense was primarily due to the debt associated with the acquisition of Information Products.

            Loss before income taxes for the nine months ended June 30, 2001 decreased $1,011, or 50.0%, to $1,013 compared to $2,024 in 2000. The reduction in the loss before income taxes is attributable to a higher gross profit and reduced SG&A. This was somewhat offset by higher depreciation and amortization expense, and higher interest expense. Our effective tax rate was a negative 23.5% in fiscal year 2001 and a negative 13.6% in fiscal year 2000.

            Our net loss for the nine months ended June 30, 2001 decreased to $775 from $1,748 in the same period last year due to higher gross profit coupled with the reduction in SG&A expense.

Liquidity and Capital Resources

            Our current ratios at June 30, 2001 and September 30, 2000 were 2.1 and 2.1, respectively. Working capital at June 30, 2001 was $4,803, a decrease of $1,260 from the $6,063 at September 30, 2000.

            Cash provided by operating activities in the first nine months of 2001 was $4,970 compared to $276 of cash used in operating activities in the first six months of 2000. The cash provided by operating activities during 2001 was a result of a very large reduction in accounts receivable and a reduction in inventory. This was offset by a large reduction in accounts payable and the net loss for the nine months. The cash used in operating activities in 2000 was as a result of reductions in accounts payable and the net loss for the nine months. This was largely offset by reductions in accounts receivable and inventory.

            Cash used in investing activities was $2,055 and $311 in 2001 and 2000, respectively. The large use of cash in investing activities in 2001 was primarily to acquire our interest in Information Products in the first quarter of 2001. Additionally cash was used in to finance capital expenditures in both 2001 and 2000.

            Net cash used in financing activities was $1,093 and $431 in 2001 and 2000, respectively. The net cash used in 2001 was primarily due to Information Products paying down its line of credit with ADSX. Other net cash used in financing in 2001 and 2000 were for payments on notes payable and long-term debt and the re-purchase of our common stock.

            Advances under our Agreement for Wholesale Financing from IBM Credit Corporation totaling $1,958 and $4,411 are included in accounts payable at June 30, 2001 and September 30, 2000, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

            As a result of ADSX having acquired a majority interest in us, we have established a line of credit with ADSX. ADSX has its own credit facility with IBM Credit Corporation. Borrowings from ADSX are at ADSX's borrowing rate from IBM Credit, which is the 30-day LIBOR rate plus 3.25%. In addition, we have guaranteed repayment of ADSX's borrowings from IBM Credit, up to the amount we have borrowed from ADSX. Our guarantee is collateralized by substantially all of our assets. At June 30, 2001, we had no borrowings outstanding under our line of credit with ADSX.

            ADSX has announced that it may not be in compliance, as of June 30, 2001, with certain financial covenants under its credit agreement with IBM Credit. ADSX has advised us that it is currently conducting discussions with IBM Credit concerning the restructuring of its credit arrangements. In the event our line of credit with ADSX becomes unavailable, we believe we have sufficient collateral to obtain alternative financing. We believe that this alternative financing and our available cash will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

            At June 30, 2000, we had outstanding approximately $937 of mortgage indebtedness with an unaffiliated entity. At June 30, 2001, we were in default in respect to one of the covenants under the terms of the mortgage, which default was subsequently waived by the lender.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

            Certain statements in this Report, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and future business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; our ability to maintain available sources of financing; and changes in our capital structure and cost of capital. The words "believe", "expect", "anticipate", "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

            The risk factors included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed with the SEC on December 29, 2000, should be read in conjunction with this report.

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

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and other Intangible Assets. FAS 141 requires, among other items, business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separate from goodwill. FAS 142 states (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We will adopt the provisions of these statements at the beginning of our fiscal year beginning October 1, 2001. We have not fully assessed the impact of these statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings from ADSX are at ADSX's borrowing rate from IBM Credit, which is the 30-day LIBOR rate plus 3.25%. As indicated above, ADSX has advised us that it is currently conducting discussions with IBM Credit concerning the restructuring of these credit arrangements and, as a result, the interest rate under our line of credit with ADSX may change. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

            Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

PART II         OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

            None.

ITEM 2.        CHANGES IN SECURITIES
Recent Sales of Unregistered Securities

There were no unregistered securities sold by us from April 1, 2001 through June 30, 2001.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

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

SYSCOMM INTERNATIONAL CORPORATION (Registrant)
Dated: August 13, 2001	By: /s/ J. ROBERT PATTERSON
J. Robert Paterson Chief Financial Officer (Principal Accounting Officer)

LIST OF EXHIBITS
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)
10.1	Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed with the Commission on December 29, 2000)

10.2	Agreement for Wholesale Financing (Security Agreement), dated January 5, 2001, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation
10.3*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company’s definitive Proxy Statement filed with the Commission on December 27, 1999)
10.4*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement filed with the Commission on December 28, 1998)
10.5*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.6	Collateralized Guaranty dated May 23, 2001 between the Company, its subsidiaries, Information Technology Services, Inc. and Information Products Center, Inc. and IBM Credit Corporation

*         Management contract or compensatory plan.