Form 10-K
period 2001-09-30
SYSCOMM INTERNATIONAL CORP
filed 2001-12-26
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 0-22693
SYSCOMM INTERNATIONAL CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield NJ 07004 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (973) 227-8772
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share (Title of Class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

          The aggregate market value of the 2,325,998 of our common stock held by non-affiliates of the Company as of December 18, 2001 is $395,420.

          The number of shares outstanding of each class of our common equity as of December 18, 2001 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 4,895,998

          The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before January 28, 2002.

TABLE OF CONTENTS
Item	Description PART I	Page
1. 2. 3. 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	2 10 11 11

PART II
5.	Market for the Registrant's Common Equity and Related Stockholder Matters	12
6.	Selected Financial Data	13
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
7A.	Quantitative and Qualitative Disclosures About Market Risk	18
8.	Financial Statements and Supplementary Data	18
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	18

PART III
10. 11. 12. 13.	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	20 20 20 20

PART IV
14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures	21 22

PART I
ITEM 1.          BUSINESS
Recent Developments
Change in Control

          On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the selling shareholders described below and Applied Digital Solutions, Inc., a Missouri corporation, Applied Digital Solutions acquired approximately 55% of our outstanding common shares, resulting in a change in control. Shares of our common stock were sold to Applied Digital Solutions by the following persons and in the following amounts:

Selling Shareholders	Number of Shares Held	Percent Ownership
John H. Spielberger Catherine Spielberger Bearpen Limited Partnership	1,920,000 50,000 600,000	41% 1% 13%
Total	2,570,000	55%

          Applied Digital Solutions acquired the shares listed above for $4.5 million by issuing approximately 1.7 million shares of its common stock, valued at approximately $2.75 million, to the selling shareholders listed above and upon payment of an aggregate amount of cash equal to approximately $1.75 million to the selling shareholders listed above.

          As a condition to the closing of the transaction, John H. Spielberger, John C. Spielberger, Lee Adams and Cornelia Eldridge resigned as our officers and directors. Garrett A. Sullivan, David A. Loppert and Anat Ebenstein were appointed to fill the vacancies on the board of directors created by such resignations, and the following persons became the officers of the Company:

David A. Loppert Anat Ebenstein Michael Krawitz J. Robert Patterson John C. Spielberger	Chief Executive Officer, Assistant Secretary and Assistant Treasurer
President, Chief Operating Officer
Vice President, Secretary
Vice President, Chief Financial Officer and Treasurer
Vice President, Sales and Marketing
New Chief Executive Officer Appointed

          On July 13, 2001, Anat Ebenstein, our President and former Chief Operating Officer, was appointed to Chief Executive Officer. Mr. Loppert left the company to pursue other opportunities. Mr. Loppert's position on the Board of Directors was replaced by Scott Silverman.

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

De-Listing From Nasdaq Small Cap Market

          On September 5, 2000, we received a notice that NASDAQ intended to de-list our stock from trading on the NASDAQ SmallCap Market, where it had previously been listed, because we had not maintained a minimum bid price for our stock of $1.00 over the prior 30 consecutive trading days. The matter was considered by the NASDAQ Listing Qualifications Panel at a hearing on December 14, 2000. The Panel was unwilling to grant us an extension of time to satisfy the minimum bid requirement, and the de-listing became effective on January 9, 2001. Our common stock is now traded on the OTC Bulletin Board.

Information Products Center, Inc. Name Change

          Effective July 3, 2001, Information Products Center, Inc. changed its name to InfoTech USA, Inc. The name change was made to unify our operating subsidiaries under one name. Our other wholly-owned subsidiary, Information Technology Services, Inc., currently does business under the name of InfoTech.

Pending Sale of Shirley, NY Building

          On July 30, 2001, we received an offer to purchase our 40,000 square foot facility including approximately 7.4 acres located at 20 Precision Drive, Shirley, New York, for a purchase price of $2,500,000. In accordance with Information Technology Services, Inc.‘s financing agreement with IBM Credit Corporation, ICC, ICC was notified of our intent to sell the building and, on August 17, 2001, we received approval from ICC to sell the premises. The closing date for the sale of the building is set for December 31, 2001. We expect the sale to generate cash of approximately $1,350,000 and allow all back office and warehousing operations to be centralized in our Fairfield, New Jersey location. The Fairfield, New Jersey location is currently serving as our corporate headquarters.

General

          We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc., and InfoTech USA, (formerly Information Products Center, Inc.), which was acquired in December 2000, we provide professional services in the area of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as “InfoTech”, we provide integrated eBusiness strategy and technology implementation services on a national and regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Our service offering includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning. Our services are designed to improve a client’s competitive and financial position and increase efficiency through the development of pragmatic and innovative business strategies enabled by the integration of emerging and existing technologies.

          In 2001, we recognized the changing needs of the industry and changed our business model. We moved away from the vendor dependent, product driven systems integration business model, to a client centric, business driven integrated solutions model. Based on this fundamental business strategy shift, we made significant investments in qualified personnel with industry specific skills, new partnerships, and the development of new service offerings. In addition, we began to restructure our management team. We continue to attract seasoned industry executives with strong business and technology acumen.

          In the same year, we started to expand into specialized integrated solutions in the area of security and IT product procurement and logistics. Additionally, we have developed business alliances with prominent industry leaders, such as Panasonic, Bertelsmann, Iridian Technologies, IBM Global Services, and local regional partners, extending our value proposition.

          A significant percentage of our revenue is derived from product sales to customers in the financial and investment community. However, our customer base also includes retailers, manufacturers, health care providers, distributors, colleges, universities and state and local government agencies. Our customers include:

Allen & Overy
Baystate Medical
Best Foods
City of New York
Crompton Corporation
Duetsche Bank
Dowling College
Foster Wheeler
GAF Materials Corporation
Gillette
Goldman Sachs & Company
Hackensack University Medical Center
IBM Corporation	Liberty Mutual
Lowenstein Sandler
Massachusetts Mutual
Morgan Stanley
Museum of Modern Art
New York Hotel Trades Council
Polytechnic University
Ramesys
Technology Funding Solutions
The United Bank for Africa
Virage Logic
Witco Corporation

          All of our revenue is derived from US based customers.

Strategy

          Our methodology is a well-defined process that helps us efficiently and successfully deliver our services. This methodology provides a framework that facilitates the distribution of knowledge within an engagement and across all parts of our firm. Our methodology is designed to allow us to provide consistent quality and efficiency across engagements and to deliver high value to clients in all aspects of our services.

          The key to our methodology is the on-going improvement of the service offerings that we deliver. Because the needs of our clients are changing, we have designed our delivery and operations methodology with dynamic processes in order to improve the services delivered to clients and to enhance the approach itself.

          Our methodology has five general stages: assess, architect/design, procure, deploy, and operate. Each of these stages includes the critical decisions our clients must make in order to improve their business.

          Assess: During the Assess stage of the approach, we work closely with the client to define the overall IT strategy for their business, including business positioning and value offering. Upon completion of the Assess stage, we will have the information necessary to define key business and technology success factors and to prioritize the client’s business initiatives based on a common understanding of the client’s business objectives.

          Architect/Design: In the Architect/Design stage, we define the scope of the engagement or project to be developed and design infrastructures to enable clients to meet their objectives. We design the infrastructure to integrate the software, network and hardware components necessary to support the applications. The architect stage occurs in two phases, Architect and Design.

          The goal of the Architect phase is to collect application and process requirements to develop a baseline for the Design process.

          During the Design phase, we define the processes, components and timeline necessary to realize the project goals. The goal of this phase is to create a complete plan that allows the infrastructure to be deployed, tested and implemented on time and within budget.

          After the Architect/Design stage, the client has a blueprint for its project deployment. This blueprint identifies in detail the tasks necessary to meet the objectives and overall strategy goals as defined in the Assess stage.

          Procure: In the Procurement stage of the methodology, we leverage our on-going and long-term contracts with hardware, software, and application providers. Based on the specifications outlined in the Architect/Design stage, we use the blueprint developed to get the optimal procurement options for the client. Bringing additional IT logistics and provisioning services and processes to our client, we can further improve the operations of its client’s business.

          Deploy: In the Deployment stage, we build and deploy the infrastructure, which may include the incorporation or integration of third party software or devices. Within this stage are three phases that are focused on successfully implementing the applications and infrastructure defined during the Architect stage.

          Over the years, we have retained deeply skilled teams, integrated customer experience and technology processes, and dedicated technology to achieve the most efficient, effective, and highest quality solutions for our clients. In this phase, the architecture or system is deployed into a production environment, providing the necessary support and rapid issue resolution. The Deploy phase will deliver the designed architecture or system in its production environment typically employing performance, security, user acceptance, and testing, followed by a full-scale rollout to the target end-user population.

          Operate: In the Operate stage, we manage and measure deployed project technical operations and provide a framework for ongoing improvements. By utilizing us for the ongoing management and improvements, the client can focus on its core competencies.

Target Markets

          We have a twenty-year track record in the integration and deployment of high-level information systems to the banking and financial services communities. In addition, we have recently begun to focus on other selected, major markets, including retailers, manufacturers and distributors, institutions of higher learning, health care and pharmaceutical companies, and state and local government agencies. Our in-depth understanding of our customers’ current and future needs combined with our experience and in-depth market focus enable us to offer an optimum range of products and services that meet each of our customer’s requirements.

          Over the course of more than 1,000 engagements since 1980, we have gained significant expertise in specific industries and types of business solutions. Our experience and expertise provide clients in these industries with a clear vision of the Internet’s and technology potential to improve their business processes and competitive positions. To effectively draw upon and add to this expertise, we organize our delivery of services into vertical industry groups. In 2001, we expanded and added to our vertical industry groups such that they now include: Financial Services, State and Local Government, Consumer Goods and Retail, Transportation, Media, and Service industries.

          We complement our industry specialization with expertise in cross-industry business critical areas such as procurement and logistics, technology strategy, and change management. This allows us to deliver cross-industry best practices and expertise to clients in addition to industry expertise.

Industry Background

          Until now, the Internet and related emerging technologies have provided opportunities to transform businesses and entire industries. Companies are using the Internet and related emerging technologies to communicate and transact business on a one-to-one basis with existing customers and to target and acquire new customers. At the same time, companies are using the Internet to collaborate with their supply-chain partners, enable electronic commerce and manage distribution relationships. The Internet has also allowed businesses to identify new product and service offerings that extend and complement their core markets.

          However, faced with growing competition, deregulation and overall global economic uncertainty, companies are increasingly looking to new channels, such as the Internet, to build and retain a competitive advantage. Another form of competitive advantage, however, is important – profitability and business efficiency. The environment now offers the potential for organizations to extend their businesses beyond traditional limits. The Internet continues to extend the business role of technology from employee-focused productivity enhancement to customer-focused revenue generation. As a result, organizations are investing in the strategic use of Internet solutions to transform their core business and technology strategies. The early lessons of the environment have been noted and many companies today are investing heavily into additional business and technology improvements. The improvements range from simple security processes and technologies, to a complete overhaul in how companies are doing business with their clients and partners. The improvements also include a number of measures related to cost containment and business efficiencies. Companies are looking for better and faster ways to manage such business functions as Procurement, Logistics, Operations, and Human Resources.

          Few companies have the range of skills necessary to successfully transform the way they use technology and implement new technology and Internet solutions. Compounded by additional requirements for fault-tolerance, disaster recovery, security, and overall business continuity, many companies are looking to continue to save cost by relying on professional service and procurement organizations that can off-load the financial and human resource burden.

          The combination of these factors has created a significant and growing demand for systems integration professional services. Gartner Dataquest, an industry research group, estimates that the market for worldwide consulting and development and integration services will grow at a compound annual growth rate of 46% from $41 billion in 2000 to $272 billion in 2005. In addition, according to Datamonitor, another industry research group, the global market for mobile commerce solutions is expected to be $4.7 billion by 2005.

          Vendors addressing the professional services market can be broadly divided into three major categories:

1.	Large systems integrators that provide either technology expertise across a wide range of offerings or more focused expertise related to specific components of technology-based solutions.

2.	Strategy consulting firms that help companies define business models that allow their clients to successfully explore and use new channels to reach customers and suppliers.

3.	Integrated solution professional services providers, that bring technology, industry, and specific solution expertise in a single firm.

          We believe companies are increasingly searching for a single-source professional services firm that can deliver integrated strategy, technology and creative skills specifically targeted at developing efficient, multi-channel business solutions. We believe firms in the integrated solutions professional services category, such as InfoTech, best meet this demand. Furthermore, we believe that companies will increasingly look to solution firms that can leverage industry best practices, scale to suit the needs of clients, demonstrate increased predictability of success for technology and business solutions and decrease risks associated with implementation and operations.

Solutions

          We use our integrated solutions methodology as a catalyst to help our clients unlock the value hidden in their enterprises. Our process leverages our expertise in technology strategy, customer experience and technology to help clients create new sources of revenue and eliminate cost. We also work with clients to increase their organization’s abilities to anticipate and capitalize on changes in their business environment. Our service offering includes technology strategy consulting, architecture and design services, IT procurement and logistics, technology infrastructure development and deployment, and enterprise management. The following descriptions highlight the primary services that we offer.

          Technology Strategy Consulting: We work with clients to devise a technology strategy designed to provide them with measurable results. Our goal is to leverage the industry and technology experience and knowledge base of our professionals along with the experiences of our clients’ senior executives to formulate technology and operational strategies.

          Architecture and Design: In addition to strategy, we offer architecture and design capabilities to our clients. Using a variety of technologies, we architect technology infrastructure for clients. Recognizing that the technical infrastructure becomes the foundation for any future application development, our technology infrastructure design services focus on enabling applications to be reliable, robust, secure, scalable and enterprise wide.

          Technology Infrastructure Development and Deployment: We build and implement technology infrastructure that take into account the current and future business needs of our clients. This can be accomplished through our cadre of professionals with teams located either on the client’s site or in our dedicated facilities in the Northeast. We provide deeply skilled teams, an integrated customer experience and technology process, along with dedicated technology to provide the most efficient, effective and highest quality solutions to our clients. All of this results in a reduced cost of deployment and a potential accelerated return on investment for our clients. We recognize that new types of communications devices are proliferating, network usage is expanding, and the future of business will be dependent upon the development and integration of a variety of technologies. We build applications and technology infrastructure intended to accommodate these changes in the business environment. Our technology infrastructure development services utilize our capabilities in application software, networks, systems, security and infrastructure architecture. We develop technology infrastructure to be robust and to serve as the foundation for business and technology innovations that can link to existing systems and technologies.

          IT Procurement and Logistics: Realizing that many businesses spend an incredible amount of time on research and procurement of technology solutions, we have successfully developed an IT Procurement and Logistics practice. The success of the practice is based on our ability to understand clients’ environment and successfully leverage our contracts and business relationship to procure, deploy, coordinate, and deliver technology solutions from many hardware, software, and application vendors.

          Operations Management: Upon completion of engagements, we offer our clients technology and business management to help them operate and extend their businesses. These services include remote systems management, application management, performance management, content management, and system security management.

Product Offerings

          We are authorized to sell other manufacturers’ personal computer systems, mid range unix based systems networking, printers and software products including: Nortel, IBM, Compaq, 3Com, Lexmark, Hewlett Packard, Microsoft, Panasonic, Computer Associates, Cisco, and Novell. Our agreements with such suppliers allow for volume discounts if certain quotas are met. Although we have, to date, complied with these agreements, there is no assurance that we will continue to meet such quotas. To the extent that we do not comply with such terms, we may lose our status as an authorized reseller for such suppliers.

Growth Strategy

          Our strategy is to build upon our position as a leading provider of leading integrated solutions that add significant and measurable business value to Global 1000, small to midsize companies, and other organizations. The following are the key elements of our strategy.

Leverage Existing Clients

          We must continue to satisfy our existing customers. A strong track record of delivering high quality integrated solutions often increases the amount, scope and sophistication of services requested by such customers. This reinforces our growing reputation as an innovative provider of integrated solutions. We also believe that maintaining a reputation for delivering innovative business and technology solutions and client satisfaction will increase our ability to attract new clients through increased revenues and strong references.

          We believe that our expertise in specific industry groups and industry-specific solutions considerably enhances our ability to help companies apply the technology experience to gain competitive advantage. In each of our vertical industry groups, we employ industry experts, pursue targeted sales and marketing, develop industry-specific offerings and capitalize on referrals from existing clients. We will continue to emphasize this focus and seek to expand the scope of our industry expertise.

Expansion Through Acquisitions

          We believe that expanding geographically will increase our ability to attract and better service clients. We have already established offices in Boston, New York, Albany, New York, Fairfield, New Jersey, and Marlton, New Jersey. All of these offices have contributed to our continued ability to attract regional clients. We plan to continue establishing offices in key geographic locations through an integrated process of organic growth and targeted acquisitions.

Hire and Retain Skilled Professionals

          We believe our ability to deliver sophisticated integrated technology solutions will distinguish us from other professional services providers. To deliver these services, we must hire and retain skilled professionals in all disciplines and continue to foster collaboration among them.

          We have a dedicated organizational development team that initiates and oversees the training and development of our professionals. Key organizational development initiatives include a boot camp orientation and training program for all new employees, which provides ongoing technical and project management classes as well as career path management and guidance. We are committed to recruiting and hiring quality professionals and to maintaining a culture that motivates our staff while cultivating collaboration and retention. In 2001, we expanded our executive management team by hiring individuals for several strategic positions, director of professional services, director of human resources, and business development executive.

Evolving Methodology

          We believe that continued evolution of our methodology will strengthen our competitive position. We enhance our methodology by incorporating best practices identified over numerous engagements. Through a continuous improvement program of standardized and comprehensive project launches and project-end review sessions, we continually update project methodologies in real-time. Additionally, trend analyses of project reviews and customer satisfaction surveys provide valuable feedback for process improvements. This enables clients to benefit from our cumulative experience. We will continue to enhance our process by updating the methodologies used to deliver high quality solutions to clients on time and on budget.

Strategic Alliances

          We believe our relationships with leading technology partners provide increased visibility and sales opportunities. We currently maintain strategic partnerships and alliances with IBM, Compaq, Cisco, Iridian Technologies, Microsoft, and HP. We intend to continue to maintain and develop such relationships with leading technology vendors.

Financing Agreement

          Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. On November 27, 2000, Information Technology Services, Inc. entered into an Agreement for Wholesale Financing with IBM Credit Corporation, which was subsequently amended on January 5, 2001. This agreement replaced the Inventory and Working Capital Financing Agreement with IBM Credit Corporation entered into in September 1996, as amended. The current agreement allows Information Technology Services, Inc. to finance inventory purchases up to $2,350,000. Borrowing for purchases is based upon 85% of all eligible receivables due within 90 days and up to 100% of all eligible inventory. The line is subject to temporary increases, thereby increasing the line of credit line up to $3,350,000. Additionally, InfoTech USA, Inc. (formerly Information Products Center, Inc.) also has an Agreement for Wholesale Financing with IBM Credit Corporation, through the Applied Digital Solutions credit facility, to finance inventory purchases up to $1,000,000. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 45% of all eligible inventory.

          In May 1999, Applied Digital Solutions entered into a Term and Revolving Credit Agreement with IBM Credit Corporation. The IBM Agreement, as amended and restated on March 31, 2001, provides for interest at the 30-day London Interbank Offered Rate plus 2.75%. The IBM Agreement contains standard convenants relating to Applied Digital Solutions' financial position and performance, as well as restrictions on Applied Digital Solutions' declaration and payment of dividends. In addition, Applied Digital Solutions' shares of our common stock are pledged as collateral for the IBM Agreement. IBM Credit Corporation has a security interest in our receivables and inventory, up to the amount advanced from Applied Digital Solutions under the line of credit. The loan bears interest at the same rate as paid by Applied Digital Solutions. The loan, including interest, is repayable as funds are available.

          Applied Digital Solutions failed to make interest and principal payments due to IBM Credit Corporation during 2001 and violated debt covenants. Effective November 15, 2001, IBM Credit Corporation extended the due dates of all interest and principal payments currently due under the credit agreement until January 4, 2002. Applied Digital Solutions has not received and does not anticipate receiving waivers concerning its covenant defaults. Applied Digital Solutions is currently seeking to restructure the IBM Agreement, which matures on May 25, 2002. Applied Digital Solutions believes that it will be successful in its efforts to restructure the IBM credit agreement. There can be no assurance, however, that its ongoing discussions with IBM Credit Corporation will be successful. Applied Digital Solutions’ non-compliance with certain covenants constitutes an event of default under the IBM Agreement and IBM Credit Corporation is entitled to accelerate maturity of all amounts due. Due to these circumstances, future borrowings may not be available from Applied Digital Solutions.

           We are actively seeking a new credit facility, which will adequately serve our financing needs. We are in the process of negotiating a proposal with a major finance company for a credit facility totaling $10,000,000. However, any change in financing arrangements may require the consent of Applied Digital Solutions and IBM Credit Corporation. There can be no assurances that these consents will be given, or that we will be successful in our negotiations for a new credit facility. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our financial condition, results of operations and cash flows.

Sales and Marketing

           Our sales and marketing activities are aligned with our geographical, vertical industry, and solution units. Each vertical industry and geographic Director is responsible for developing InfoTech’s business within the respective industry, geography, or solution segment, targeting new clients and cultivating repeat business with existing clients. We believe that our business and technology integrated solutions knowledge and approach is a differentiating factor during the sales process as it demonstrates our understanding of the client’s specific business and technology issues. Our sales approach is highly consultative and involves industry and solutions experts who draw on their practical experiences with other clients that have faced similar challenges. We also assign senior client executives to strategic accounts to support and expand client relationships.

           Our sales organization, which spans our integrated solutions and vertical industry groups, includes more than 10 professionals dedicated to direct sales and executive client relationship management. These professionals are assigned to specific vertical industry practices to maximize responsiveness to clients and pursue new business opportunities.

           Our marketing efforts are focused on developing the InfoTech brand and generating business opportunities. The marketing function consists of corporate and vertical market programs and teams that span our regions. Our marketing initiatives encompass thought leadership programs and publishing, direct mail, public and industry analyst relations, and event and speaking programs for our executives.

Customer Support and Service

           We believe that our ability to provide effective total integrated solutions to meet the needs of our customers is enhanced by our internal management information system, which combines accounting, purchasing, inventory control, sales order processing and work order management. We provide a large array of services to our customers, including warranty repair technology products; toll-free telephone number for sales and product information and order placement; toll-free telephone number for customer service on all products sold, including technical assistance and repair warranty; E-mail network access for customers to receive real time price quotations, place orders and check order status; on-site system engineers to provide technical assistance for installations and upgrades; to provide customized services such as helpdesk, consulting, extended warranty, extended maintenance coverage; and creative financing and procurement options on all products sold.

Competition

          The market for our services is subject to rapid technological change and increased competition from large existing players, new entrants and internal information systems groups. Traditional players competing in this space can be broken down into three major categories -- large systems integrators (e.g., International Business Machines Corporation, Accenture, KPMG Consulting, Cap Gemini Ernst & Young, Deloitte Consulting, and PricewaterhouseCoopers), strategy consulting firms (e.g., McKinsey & Company and The Boston Consulting Group), and Integrated Solutions professional services providers (e.g., IBM Global Services, EDS, etc.) -- many of which have more financial resources, marketing depth and name recognition than InfoTech. We expect further consolidation in the professional services market to create larger, more viable competitors. Potential clients’ internal information systems groups also compete with us.

          We believe the principal competitive factors in the Integrated Solutions professional services market include technology and Internet expertise and talent; quality, pricing and speed of service delivery; client references; integrated strategy, technology and operational services; and vertical industry knowledge. We believe we compete favorably with respect to these factors and have established ourselves as a leader in Integrated Solutions industry and domain expertise.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

          Certain statements in this Annual Report, and the documents incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, manufacturing, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; changes in our capital structure and cost of capital; and uncertainties inherent in international operations and foreign currency fluctuations. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

EMPLOYEES

          As of December 18, 2001, we employed 56 full-time and 1 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

          Customers typically do not place recurring “long-term” orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis would have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

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

ITEM 2.      PROPERTIES

          In May 1998, our new 40,000 square foot assembly, warehouse and headquarters facility located in Shirley, New York became operational. The total cost to construct and equip this facility was approximately $2.325 million, exclusive of land. Construction costs were reduced by $100,000, after application of a $100,000 grant from The Empire State Development Corporation in 1999. As noted above the sale of this location is pending.

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

          We lease 200 square feet of general office space in Marlton, New Jersey for $13,800 per year, expiring on July 31, 2002.

          We lease 415 square feet of general office space in Albany, New York for $6,640 per year expiring on April 15, 2002.

          We lease 9,661 square feet of general office space in Fairfield, New Jersey for $144,915 per year expiring on December 27, 2005.

ITEM 3.     LEGAL PROCEEDINGS

          We are party to various legal proceeding and claims that arise in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse impact on our financial position, results of operations or cash flows. The estimate of potential impact on our financial position, results of operations or cash flows for the above legal proceedings could change in the future.

          We are not subject to any environmental or governmental proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II
ITEM 5.      MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock trades on the OTC Bulletin Board under the symbol “SYCM.OB”. The following table shows, for the periods indicated, the high and low sale prices per share of the common stock based on published financial sources.

	High	Low
2000
First Quarter Second Quarter Third Quarter Fourth Quarter	$ 1.53 3.47 1.94 1.25	$ 0.63 1.09 0.88 0.63
2001
First Quarter Second Quarter Third Quarter Fourth Quarter	$ 1.13 0.88 0.60 0.57	$ 0.47 0.47 0.42 0.29
Dividends

          We have never paid cash dividends on our common stock. The decision whether to apply legally available funds to the payment of dividends on our common stock will be made by our Board of Directors from time to time in the exercise of its business judgment. The financing agreement with IBM Credit Corporation contains restrictions on our ability to declare and pay dividends.

Holders

          As of December 18, 2001, there were 56 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

Recent Sales of Unregistered Securities

          None.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

          The selected consolidated financial data set forth below, insofar as they relate to the five years ended September 30, 2001, are derived from, and are qualified by reference to, our audited consolidated financial statements included herein and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 1997, 1998 and 1999 and for the years ended September 30, 1997 and 1998 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

Consolidated Statement of	For the Year Ended September 30,
Operations Data	2001	2000	1999	1998	1997
	(amounts in thousands except per share amounts)
Net sales	$ 36,261	$ 40,690	$ 69,683	$ 98,303	$ 89,726
Cost of sales	30,076	36,117	62,731	89,048	78,049
Inventory write-down			-	658	-
Gross profit	6,185	4,573	6,952	8,597	11,677
Selling and administrative expenses	6,879	6,719	7,250	8,194	6,535
Income/(loss) from operations	(694)	(2,146)	(298)	403	5,142
Interest expense (net)	(177)	(36)	(217)	(881)	(979)
Other income	7	(9)	3	(35)	3
Realized loss on available-for-sale securities	-	-	-	(206)	-
Income/(loss) from continuing operations before income taxes	(864)	(2,191)	(512)	(719)	4,166
(Provision) benefit for income taxes	159	231	112	272	(1,762)
Net income/(loss)	$ (705)	$ (1,960)	$ (400)	$ (447)	$ 2,404
Per Share Data:
Income (loss) from continuing operations - basic	$ (0.15)	$ (0.42)	$ (0.08)	$ (0.10)	$ 0.67
Weighted average number of shares outstanding - basic	4,823	4,694	4,750	4,593	3,562

Consolidated Balance Sheet
Data:	As of September 30,
	2001	2000	1999	1998	1997
Working capital Total assets Short term debt Long term debt Stockholders' equity	$ 4,494 19,071 1,954 2,440 8,650	$ 6,063 15,630 279 999 9,208	$ 9,078 19,302 96 1,610 11,207	$ 9,314 27,857 3,115 1,611 11,552	$ 10,356 38,104 10,658 66 11,828

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS
Overview

          We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower than average gross profit margins, but are often accompanied by a service arrangement which yields higher than average gross profit margins.

          The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company’s consolidated statements of operations.

Years Ended September 30,
	2001	2000	1999
	%	%	%
Net sales Cost of goods sold	100.0% -82.9%	100.0% -88.8%	100.0% -90.0%
Gross profit Selling, general and administrative expenses	17.1% -19.0%	11.2% -16.5%	10.0% -10.4%
Income (loss) from operations Interest expense (net)	-1.9% -0.4%	-5.3% -0.1%	-0.4% -0.3%
Loss before income taxes Income tax benefit	-2.3% 0.4%	-5.4% 0.6%	-0.7% 0.2%
Net loss	-1.9%	-4.8%	-0.5%

Fiscal Year 2001 Compared to Fiscal Year 2000
(in $'000 unless otherwise noted)

          Sales for fiscal year 2001 decreased approximately 10.9%, or $4,429 to $36,261 from $40,690 in fiscal year 2000. The decrease in revenue was a result of lower product sales, which declined by $7,917, or 19.5%, to $32,773 from $40,690. This was somewhat offset by increased service revenue of $3,488 primarily from InfoTech USA (formerly Information Products), acquired in December 2000. Service revenue in fiscal year 2000 was negligible. The decrease in product sales was a result of the pending change in control of the Company in the first quarter and the reduction in sales staff resulting in substantially lower revenue during the first quarter of 2001. Additionally, the industry has suffered from a very soft market, which began in February of 2001. This was somewhat offset by the 10 months of incremental sales contributed by InfoTech USA.

          Gross profit and gross profit as a percentage of sales both increased in fiscal year 2001 compared to fiscal year 2000. Gross profit increased by $1,612 to $6,185 in fiscal year 2001 compared to $4,573 in fiscal year 2000, an increase of 35.3%. Gross profit as a percentage of sales rose to 17.1% in fiscal year 2001 from 11.2% in fiscal year 2000. Product gross profit percentage was 12.8% in 2001 compared to 11.2% in 2000. Service gross profit percentage was 57.2% in fiscal year 2001. Service revenue in fiscal year 2000 was negligible. The substantial increase in the gross profit and the gross profit percentage, despite lower revenue, was primarily attributable to the acquisition of InfoTech USA in December 2000. InfoTech USA’s product and services business produced a significantly higher margin during the period than the Company has historically experienced.

          Selling, general and administrative expenses were $6,249 for fiscal year 2001, down $162, or 2.5%, from $6,411 in fiscal year 2000. The reduction in expense was primarily due to layoffs at Information Technology Services, Inc. and other cost control programs, reduced commissions on lower sales, and staff reductions associated with redirecting marketing efforts implemented in the 4th quarter of 2000. In addition, we received approximately $230 in reimbursement from Applied Digital Solutions for services provided by our officers to other subsidiaries of Applied Digital Solutions. These reimbursements were primarily for salaries of certain officers. These reimbursements were recorded as an offset to selling, general and administrative expenses in the period the expenses were incurred. We do not anticipate receiving future reimbursements from Applied Digital Solutions due to the resructuring of their operations. This was offset somewhat by additional selling, general and administrative expenses from InfoTech USA.

          Depreciation and amortization expense for fiscal year 2001 was $535, an increase of $227 or 73.7% over the $308 in fiscal 2000. The increase was primarily due to the amortization of goodwill associated with the acquisition of InfoTech USA in December 2000, as well as the additional depreciation expense from InfoTech USA.

          Asset impairment of $95 in fiscal year 2001 is a result of the plan to dispose of our Shirley, New York facility (see Note 4 of our Consolidated Financial Statements). There was no asset impairment in fiscal year 2000.

          Interest expense increased $125 to $272 in 2001 compared to $147 in 2000, an increase 85.0%. The increase in interest expense was primarily due to the debt associated with the acquisition of InfoTech USA.

          Loss from operations before income taxes decreased significantly. The decrease in the loss of $1,327 to $864 in fiscal year 2001, from a loss of $2,191 in fiscal year 2000, was decrease of 60.6%. The improved operating results before income taxes resulted primarily from the improved gross profit stemming from an improved mix of services and products offered by the company in fiscal year 2001.

          Our effective tax rate was 18.4% in fiscal year 2001 and 10.6% in fiscal year 2000. Differences in the effective income tax rate from the statutory federal rate arise from non-deductible goodwill amortization and state taxes net of federal benefit.

          Our net loss for fiscal year 2001 decreased $1,255to $705 from $1,960 in fiscal year 2000 primarily due to improved gross profit.

Fiscal Year 2000 Compared to Fiscal Year 1999
(in $'000 unless otherwise noted)

          Sales for fiscal year 2000 decreased approximately 41.6%, or $28,993 to $40,690 from $69,683 in fiscal year 1999. The decrease in sales was a result of the Company transitioning its business from a primarily hardware distributor and personal computer assembler to a reseller of mid-range systems and the transition to a systems integrator.

          Gross profit as a percentage of sales increased to 11.2% in fiscal year 2000, from 10.0% in fiscal year 1999. This increase was primarily attributable to the sale of more profitable mid-range systems than less profitable personal computer systems.

          Selling and administrative expenses decreased by approximately 7.3%, or $531 to $6,719 in fiscal 2000, from $7,250 in fiscal year 1999. The reduction in expense is primarily due to cost control programs, reduced commissions on lower sales and staff reductions associated with redirecting marketing efforts, offset by an increase in salaries related to systems integration engineers and specialists.

          Interest expense decreased 43.5%, or $113 to $147 in fiscal year 2000, from $260 in fiscal year 1999. We believe that constant monitoring of accounts receivable has helped to keep interest costs at a minimum. In addition, we use all available funds to reduce our outstanding supplier credit facility on a daily basis. Net interest expense (interest expense less interest income) for fiscal year 2000 and 1999 was $36 and $217 respectively.

          Loss from operations before income taxes increased 328.1% to $2,191 in fiscal year 2000, from $512 in fiscal year 1999. This increase resulted primarily from increase in salary expense to support our transition to a systems integrator.

          Our effective tax rate was 10.5% in fiscal year 2000 and 21.9% in fiscal year 1999. Differences in the effective income tax rate from the statutory federal rate arise from state taxes net of federal benefit and the increase of the valuation allowances of deferred tax assets related to net operating loss carryforwards.

          Our net loss for fiscal year 2000 increased to $1,960 from $400 in fiscal year 1999 primarily due to increases in Selling and Administrative Expenses.

Liquidity and Capital Resources

          Cash provided by operating activities in fiscal 2001 was $3,245 compared to cash used in operating activities of $458 in fiscal year 2000, and cash provided by operating activities of $4,569 in fiscal year 1999. The cash provided by operating activities during 2001 was primarily a result of a large reduction in accounts receivable and a reduction in inventory. This was somewhat offset by a reduction in accounts payable and the net loss for the year. The cash used in operating activities in fiscal 2000 was primarily as a result of the net loss for the year and reductions in payable, which was offset by reductions in accounts receivable and other current assets. The cash provided by operating activities during fiscal year 1999 was primarily a result of significant reductions in both inventory and accounts receivable that was somewhat offset by a large reduction in accounts payable.

          Cash used in investing activities was $2,022, $300 and $109 for fiscal years 2001, 2000 and 1999, respectively. The large use of cash in investing activities in 2001 was primarily to acquire our interest in Information Products in the first quarter of 2001. The use of cash in 2000 and 1999 was primarily for financing capital expenditures.

          Net cash used in financing activities was $451, $467 and $3,111 for the fiscal years 2001, 2000 and 1999, respectively. The net cash used in 2001 was primarily due to InfoTech USA paying down its line of credit with Applied Digital Solutions. In 1999, the net cash used in financing activities related primarily to payments made under our supplier credit facility. Other net cash used in financing in 2001, 2000 and 1999 were for payments on notes payable and long-term debt and the re-purchase of our common stock.

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

           In May 1999, Applied Digital Solutions entered into a Term and Revolving Credit Agreement with IBM Credit Corporation. The IBM Agreement, as amended and restated on March 31, 2001, provides for interest at the 30-day London Interbank Offered Rate plus 2.75%. The IBM Agreement contains standard covenants relating to Applied Digital Solutions' financial position and performance, as well as restrictions on Applied Digital Solutions' declaration and payment of dividends. In addition, Applied Digital Solutions' shares of common stock are pledged as collateral for the IBM Agreement. IBM Credit Corporation has a security interest in our receivables and inventory, up to the amount advanced from Applied Digital Solutions under the line of credit. The loan bears interest at the same rate as paid by Applied Digital Solutions. The loan, including interest, is repayable as funds are available.

           Applied Digital Solutions failed to make interest and principal payments due to IBM Credit Corporation during 2001 and violated debt covenants. Effective November 15, 2001, IBM Credit Corporation extended the due dates of all interest and principal payments currently due under the credit agreement until January 4, 2002. Applied Digital Solutions has not received and does not anticipate receiving waivers concerning its covenant defaults. Applied Digital Solutions is currently seeking to restructure the IBM Agreement, which matures on May 25, 2002. Applied Digital Solutions believes that it will be successful in its efforts to restructure the IBM Agreement. There can be no assurance, however, that its ongoing discussions with IBM Credit Corporation will be successful. Applied Digital Solutions’s non-compliance with certain covenants constitutes an event of default under the IBM Agreement, and IBM Credit Corporation is entitled to accelerate maturity of all amounts due. Due to these circumstances, future borrowings may not be available from Applied Digital Solutions.

          We are actively seeking a new credit facility, which will adequately serve our financing needs. We are in the process of negotiating a proposal with a major finance company for a credit facility totaling $10,000. However, any change in financing arrangements may require the consent of Applied Digital Solutions and IBM Credit Corporation. There can be no assurances that these consents will be given, or that we will be successful in our negotiations for a new credit facility. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our financial condition, results of operations and cash flows.

          We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation, current cash position, projected positive cash flow and financing provided by Applied Digital Solutions or other credit parties will be sufficient to fund our operations and capital expenditures for at least 12 months.

          On December 15, 2002, a payment of $2,398,000 is due to Applied Digital Solutions on a promissory note related to the acquisition of InfoTech USA. We may be unable to pay this note without additional sources of financing. If we are unable to pay the note on its due date, we will seek to renegotiate its terms with Applied Digital Solutions.

Seasonality and Quarterly Fluctuations

          We have historically experienced, and expect to continue to experience, fluctuations in our net sales, income from operations and net income due to the size and timing of system sales transactions. Due to the fact that a significant portion of our overhead is fixed, our results of operations may be adversely affected if revenues were to fall below our expectations. We can typically deliver systems within a short period of time and therefore we do not have a significant long-term backlog in orders.

          The following table sets forth certain quarterly information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(Amounts in thousands)
For the year ended September 30, 2001:
Net sales Gross profit Income (loss) from operations Net income (loss)	$ 7,428 1,741 (387) (353)	$ 9,240 1,666 (41) (100)	$ 7,465 996 (463) (324)	$12,128 1,782 197 72
For the year ended September 30, 2000:
Net sales Gross profit Loss from operations Net loss	$ 11,725 1,282 (952) (748)	$ 9,338 1,313 (535) (470)	$ 10,832 1,034 (538) (530)	$ 8,795 944 (121) (212)
For the year ended September 30, 1999:
Net sales Gross profit Income (loss) from operations Net income (loss)	$ 27,329 2,839 938 511	$ 14,355 1,921 368 172	$ 14,018 1,218 (777) (478)	$ 13,981 974 (827) (605)
Impact of Recently Issued Accounting Standards

          In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This Staff Accounting Bulletin summarizes certain of the staff’s views on applying Generally Accepted Accounting Principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff issued SAB No. 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We adopted SAB 101 in October 2000 and such adoption did not have a material impact on our results of operations, cash flows and financial condition.

          In September 2000, the EITF reached a consensus in EITF Issues 00-10, “Accounting for Shipping and Handling Fees and Costs,” agreeing that shipping and handling fees must be classified as revenues and comparable prior periods should be restated. Further, they agreed that shipping and handling costs can be classified anywhere in the statement of earnings, except they cannot be netted against sales. If shipping and handling costs are not included in costs of goods sold, the amount and classification of these expenses must be disclosed in the footnotes to the financial statements. This consensus must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. We adopted EITF Issue 00-10 in October 2001, and such adoption did not have a material impact on our results of operations, cash flows and financial condition.

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141 Business Combinations and FAS No. 142 Goodwill and other Intangible Assets. FAS 141 requires, among other items, business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separate from goodwill. FAS 142 states (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We will adopt the provisions of these statements at the beginning of our fiscal year beginning October 1, 2001. We do not anticipate any impairment of goodwill upon adoption.

        In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of FAS 144 will have a material impact on our operations or financial position.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE

(a)           Previous independent accountants

          On September 7, 2001, we replaced Albrecht, Viggiano, Zureck & Company, P.C. as its independent accountants. Our Board of Directors approved the decision to change independent accountants. The reports of Albrecht, Viggiano, Zureck & Company, P.C. on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and through September 6, 2001, there have been no disagreements with Albrecht, Viggiano, Zureck & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Albrecht, Viggiano, Zureck & Company, P.C. would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through September 6, 2001, there have been no reportable events as defined in Regulation S-K Item 304(a)(1)(v). We have requested that Albrecht, Viggiano, Zureck & Company, P.C. furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 13, 2001, is filed as an exhibit to this annual report.

(b)           New independent accountants

          We engaged Rubin, Brown, Gornstein & Company, LLP as our new independent accountants as of September 13, 2001. During the two most recent fiscal years and through September 13, 2001, we have not consulted with Rubin, Brown, Gornstein & Company, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

          We filed a Current Report on Form 8-K on September 13, 2001 with the Securities and Exchange Commission to report the engagement of Rubin, Brown, Gornstein & Company, LLP. Attached to that report as an exhibit was a letter from Albrecht, Viggiano, Zureck & Company, P.C. addressed to the Securities and Exchange Commission stating that they agreed with the disclosure contained in the Current Report on Form 8-K.

PART III
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item 10 will be included in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

          The information required by this Item 11 will be included in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item 12 will be included in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item 13 will be included in our Proxy Statement for our 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1)	The financial statements and financial statement schedule listed below are included in this report Independent Auditors' Report Financial Statements
Consolidated Balance Sheet Consolidated Statement of Operations Consolidated Statement of Stockholders' Equity Consolidated Statement of Cash Flows Notes to Consolidated Financial Statements
Financial Statement Schedule
Schedule of Valuation and Qualifying Accounts
(a)(2)	Financial statement schedules have been included in Item 14(a)(1) above.
(a)(3)	Exhibits See Index to Exhibits filed as part of this annual report on Form 10-K.
(b)

Reports on Form 8-K
On September 13, 2001 and December 22, 2000, we filed a Current Report on Form 8-K reporting (a) a change in our accountants control of the Registrant and (b) the acquisition of Information Products Center, Inc., respectively.

(c)	Exhibits - Included in Item 14(a)(3) above.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield, State of New Jersey, on December 21, 2001.

SYSCOMM INTERNATIONAL CORPORATION (Registrant)
By:	/s/ Anat Ebenstein
Anat Ebenstein, Chief Executive Officer, Assistant Secretary, Assistant Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Garrett A. Sullivan	Chairman of the Board of	December 21, 2001
(Garrett A. Sullivan)	Directors
/s/ Anat Ebenstein	Chief Executive Officer, Assistant Secretary, Assistant Treasurer and Director	December 21, 2001
(Anat Ebenstein)	(Principal Executive Officer)
/s/ J. Robert Patterson	Vice President, Treasurer and Chief	December 21, 2001
(J. Robert Patterson)	Financial Officer (Principal Accounting Officer)
Director
(Charles L. Doherty)
Director
(Scott Silverman)
/s/ Donald H. Swift	Director	December 21, 2001
(Donald H. Swift)

LIST OF EXHIBITS
(Item 14 (c))

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated November 13, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company’s Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.2	Amendment No. 1 to Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated December 14, 2000 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.3	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated November 13, 2000 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company’s Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.4	Addendum to Stock Purchase Agreement by and between the Company Corporation and Applied Digital Solutions, Inc., dated December 14, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company’s Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.5	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated December 15, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company’s Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

10.1	Inventory and Working Capital Financing Agreement, dated September 24, 1996 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2. to the Company's Registration Statement on Form S-1/A (File No. 333-25593) filed with the Commission on June 12, 1997)

10.2	Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001)

10.3*	1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

10.4*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company’s definitive Proxy Statement filed with the Commission on December 27, 1999)

10.5*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement filed with the Commission on December 28, 1998)

18.1	Letter regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Company’s Current Report on Form 8-K filed with the Commission on September 13, 2001).

21.1	List of Subsidiaries

*	Management contract or compensatory plan.

Contents

Page

Independent Auditors' Reports	F-2 – F-3
Financial Statements
Consolidated Balance Sheets Consolidated Statements Of Operations Consolidated Statements Of Stockholders' Equity Consolidated Statements Of Cash Flows Notes To Consolidated Financial Statements	F-4 F-5 F-6 F-7 F-8 – F-26

INDEPENDENT AUDITOR’S REPORT

Board of Directors and Stockholders
SysComm International Corporation
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheet of SysComm International Corporation and subsidiaries as of September 30, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SysComm International Corporation and subsidiaries as of September 30, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly the information required to be set forth therein.

The Company is controlled by its majority shareholder, Applied Digital Solutions, Inc. (ADS). The Company relies on financing from ADS to meet its liquidity needs. As further discussed in Note 7 to the financial statements, availability of future loans from ADS are uncertain. The Company's plan for providing adequate liquidity during the next fiscal year is set forth in Note 7 to the financial statements.

/s/  Rubin, Brown, Gornstein & Co., LLP

Rubin, Brown, Gornstein & Co., LLP
Saint Louis, Missouri
November 7, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
SysComm International Corporation and Subsidiary
Shirley, New York

We have audited the accompanying consolidated balance sheet of SysComm International Corporation and Subsidiary as of September 30, 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SysComm International Corporation and Subsidiary as of September 30, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial; statements taken as a whole. The schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/   ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.

Hauppauge, New York
December 15, 2000

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets
	September 30,
	2001	2000
Current Assets
Cash and cash equivalents	$ 1,811	$ 1,039
Accounts receivable (net of allowance for doubtful accounts of $414 in 2001 and $133 in 2000)	9,409	8,490
Inventories	495	404
Deferred tax asset	171	198
Other current assets	589	1,355
Total Current Assets	12,475	11,486
Property and Equipment, Net	3,177	3,298
Goodwill, Net	2,154	-
Other Assets	1,265	846
	$ 19,071	$ 15,630

Liabilities And Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$ 1,007	$ 279
Current amounts due to Parent Company	947	-
Accounts payable	4,850	4,843
Accrued expenses	1,177	301
Total Liabilities	7,981	5,423
Note Payable - Parent Company	2,398	-
Long-Term Debt	42	999
Total Liabilities	10,421	6,422
Commitments And Contingencies (Notes 7, 13 And 14)	-	-
Stockholders' Equity
Preferred shares: no par value; authorized 5,000 shares in 2001 and 1000 shares in 2000; none issued	-	-
Common shares: authorized 80,000 shares in 2001 and 40,00 in 2000 of $.01 par value; 5,757 shares issued and 4,896 outstanding in 2001 and 5,555 shares issued and 4,703 outstanding in 2000	58	56
Additional paid-in capital	6,653	6,502
Retained earnings	2,857	3,562
Treasury stock (carried at cost, 861 shares in 2001 and 852 shares in 2000)	(918)	(912)
Total Stockholders' Equity	8,650	9,208
	$ 19,071	$ 15,630

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share date)

	For The Years Ended September 30,
	2001	2000	1999
Revenue
Product revenue Service revenue	$ 32,773 3,488	$ 40,690 -	$ 69,683 -
Total Revenue	36,261	40,690	69,683
Cost Of Sales
Cost of products sold Cost of services sold	28,583 1,493	36,117 -	62,731 -
Total Cost Of Sales	30,076	36,117	62,731
Gross Profit	6,185	4,573	6,952
Selling, general and administrative expenses Depreciation and amortization Asset impairment Other income Interest expense	6,249 535 95 (102) 272	6,411 308 - (102) 147	6,958 292 - (46) 260
Loss Before Benefit For Income Taxes	(864)	(2,191)	(512)
Benefit For Income Taxes	(159)	(231)	(112)
Net Loss Available To Common Stockholders	$ (705)	$ (1,960)	$ (400)
Net Loss Per Common Share - Diluted	$ (0.15)	$ (0.42)	$ (0.08)
Net Loss Per Common Share - Basic	$ (0.15)	$ (0.42)	$ (0.08)
Weighted Average Number Of Common Shares Outstanding - Basic	4,823	4,694	4,750
Weighted Average Number Of Common Shares Outstanding - Diluted	4,823	4,694	4,750

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For The Years Ended September 20, 2001, 2000, and 1999
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Number	Amount	Capital	Earnings	Stock	Equity
Balance - October 1, 1998	5,516	$ 55	$ 6,318	$ 5,922	$ (743)	$ 11,552
Net Loss	-	-	-	(400)	-	(400)
Compensatory Stock Options Issued To Non-employees	-	-	147	-	-	147
Common Stock Issued Pursuant To Stock Purchase Plan	8	-	9	-	-	9
Purchase of Treasury Shares	-	-	-	-	(101)	(101)
Balance - September 30, 1999	5,524	55	6,474	5,522	(844)	11,207
Net Loss	-	-	-	(1,960)	-	(1,960)
Common Stock Issued Pursuant To Stock Purchase Plan	31	1	28	-	-	29
Purchase Of Treasury Shares	-	-	-	-	(68)	(68)
Balance - September 30, 2000	5,555	56	6,502	3,562	(912)	9,208
Net Loss	-	-	-	(705)	-	(705)
Compensatory Stock Options Issued To Non-employees	-	-	73	-	-	73
Common Stock Issued Pursuant To Stock Purchase Plan	2	-	-	-	-	-
Common Stock Issued	200	2	78	-	-	80
Purchase Of Treasury Shares	-	-	-	-	(6)	(6)
Balance - September 30, 2001	5,757	$ 58	$ 6,653	$ 2,857	$ (918)	$ 8,650

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended September 30,
	2001	2000	1999
Cash Flows From Operating Activities
Net Loss	$ (705)	$ (1,960)	$ (400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	535	308	292
Compensatory stock options issued to non-employees	73	-	147
Deferred income taxes	(283)	(250)	206
(Gain) loss on disposition of equipment	(6)	9	11
Asset impairment	95	-	-
Decrease in cash surrender value of life insurance	10	-	-
Changes in assets and liabilities:
Decrease in accounts receivable	4,493	2,911	8,212
Decrease in inventories	331	337	1,845
(Increase) decrease in other current assets	(418)	(570)	(553)
Decrease in other assets	29	-	-
Increase (decrease) in accounts payable and accrued expenses	(909)	(1,243)	(5,191)
Net Cash Provided By (Used In) Operating Activities	3,245	(458)	4,569
Cash Flows From Investing Activities
Payments received on note receivable	31	-	-
Payments for property and equipment	(97)	(305)	(209)
Payment for business acquisition (net of cash acquired)	(1,966)	-	-
Proceeds from sale of assets	10	5	-
Proceeds from state grant	-	-	100
Net Cash Used In Investing Activities	(2,022)	(300)	(109)
Cash Flows From Financing Activities
Net payments under supplier credit facility	-	-	(3,020)
Net proceeds from long-term debt	-	-	100
Net payments on Parent Comany line of credit	(232)	-	-
Payments of long-term debt	(293)	(429)	(99)
Net proceeds from issuance of common stock	80	29	9
Purchase of treasury stock	(6)	(67)	(101)
Net Cash Used In Financing Activities	(451)	(467)	(3,111)
Net Increase (Decrease) In Cash And Cash Equivalents	772	(1,225)	1,349
Cash And Cash Equivalents - Beginning Of Year	1,039	2,264	915
Cash And Cash Equivalents - End Of Year	$ 1,811	$ 1,039	$ 2,264
Supplemental Disclosure Of Cash Flow Information
Income taxes paid	$ 32	$ 29	$ 242
Interest paid	224	147	253

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 1 - Summary Of Significant Accounting Policies
Business Organization And Basic Of Presentation
SysComm International Corporation (the “Company”), was incorporated on September 30, 1987, as a Delaware corporation. The Company has two active subsidiaries: Information Technology Services, Inc. (doing business as InfoTech, a New York Corporation since 1980), and InfoTech USA, Inc. (formerly, Information Products Center, Inc.) a New Jersey Corporation since 1983. The Company is controlled by its 53% majority shareholder, Applied Digital Solutions, Inc. (ADS or the Parent Company).

The Company, through its subsidiaries, conducts business in New York, New Jersey, Connecticut and Massachusetts. The Company is a supplier and systems integrator of a broad range of computer and related products. The Company’s customers are generally medium to large size entities.

Change In Control
On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the selling shareholders described below and Applied Digital Solutions, Inc., a Missouri corporation, ADS acquired approximately 55% of the issued and outstanding common shares of the Company, resulting in a change in control of the Company.

ADS acquired the shares described above for $4.5 million. ADS issued approximately 1.7 million shares of its common stock valued at approximately $2.75 million, and paid cash of approximately $1.75 million to the selling stockholders.

Basis Of Consolidation
The consolidated financial statements include the accounts of SysComm International Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Revenue Recognition
For product sales, the Company recognized revenue in accordance with the applicable product's shipping terms. The Company has no obligation for warranties on new hardware sales, because the warranties are provided by the manufacturer. For consulting and other services, the Company recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. The Company does not offer a warranty policy for services to customers.

The Company provides an allowance for doubtful accounts equal to the estimated collection losses, based on historical experience coupled with a review of the current status of existing receivables.

Inventories
Inventories consist principally of computer hardware and software, and are valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

The Company reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the current need for its inventory valuation allowance. The allowance was $115 and $250 as of September 30, 2001 and 2000, respectively.

Property And Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, any assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

Depreciation and amortization are computed using straight-line and accelerated method over the following estimated useful lives:

Estimated Useful Life
Building Vehicles Computer equipment Furniture and fixtures Leasehold improvements	39 years 1-5 years 5 years 7 years 5 years

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Goodwill
Goodwill is stated at cost and is being amortized on a straight-line basis over 10 years. The Company reviews goodwill quarterly for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. Included in factors to be considered are significant customer losses, changes in profitability due to sudden economic or competitive factors, changes in management’s strategy, or other factors arising in the quarterly period. The Company annually performs an undiscounted cash flow analysis to determine if an impairment exists.

For purposes of this analysis, earnings before interest, taxes, depreciation and amortization is used as the measure of cash flow. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is determined based on discounted cash flows. The discount rate utilized by the Company would be the rate of return expected from the market or the rate of return for a similar investment with similar risks.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to early adopt FAS 142 in fiscal 2002 and does not expect any impairment of goodwill upon adoption. Goodwill amortization amounted to $185 for the year ended September 30, 2001.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, Accounting for Income Taxes, which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Earnings (Loss) Per Common Share
The weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings (loss) per share is provided as follows:

Year Ended September 30, 2001		Year Ended September 30, 2000		Year Ended September 30, 1999
Basic	Diluted	Basic	Diluted	Basic	Diluted
4,823	4,823	4,694	4,694	4,750	4,750

The computation of diluted weighted average shares outstanding above does not include 16 stock options, because they are anti-dilutive:

Cash And Cash Equivalents
The Company considers all liquid instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value Of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the relatively short maturity of these instruments. The fair value of investments is estimated based on quoted market price. The carrying values of the cash surrender value of life insurance policies approximate fair values because the balance is recorded at the amount realizable if the policies were terminated as of the balance sheet date. The carrying value of the long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Impact Of Recently Issued Accounting Standards
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, Business Combinations, and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being included in goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. FAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement will be adopted by the Company on October 1, 2001. The Company expects the adoption of these standards will have the impact of eliminating our amortization of goodwill commencing October 1, 2001. However, impairment reviews may result in future periodic write-downs.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment or Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of FAS 144 will have a material impact on its operations or financial position.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 2 – Acquisition
On December 1, 2000, the Company acquired fifty-one percent of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation currently doing business as (“InfoTech USA, Inc.”) from Applied Digital Solutions, Inc. InfoTech USA, Inc. is a systems integrator and network solutions provider. The purchase price for the shares of InfoTech USA, Inc. was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, the Company acquired the remaining forty-nine percent of the outstanding shares of common stock of InfoTech USA, Inc. for approximately $2,398, payable by promissory note. The purchase price of InfoTech USA, Inc. was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of net assets acquired resulting in goodwill of approximately $2,339, which is being amortized on a straight-line basis over 10 years. Results of InfoTech USA, Inc. are included from December 1, 2000. See Note 17 for the pro forma effect of the acquisition.

Note 3 – Other Current Assets
	2001	2000
Vendor receivables (rebates and returns)	$ 244	$ 1,312
Prepaid expenses	182	43
Trade notes receivable	87	-
Other	76	-
	$ 589	$ 1,355

Note 4 - Property And Equipment
	2001	2000
Land	$ -	$ 438
Building	-	2,225
Vehicles	105	81
Computer and equipment	1,355	1,023
Furniture and fixtures	309	502
Leasehold improvements	63	11
	1,832	4,280
Less: Accumulated depreciation	(1,093)	(982)
	739	3,298
Carrying value of land, building, and equipment held for sale	2,438	-
	$ 3,177	$ 3,298

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The Company received a grant of $100 from the Empire State Development Corporation in 1999 that reduced the cost of the building.

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations in the amount of $145 and $81 at September 30, 2001 and 2000, respectively. Related accumulated depreciation amounted to $60 and $49 at September 30, 2001 and 2000, respectively. Amortization expense of capital lease assets is included in depreciation expense.

Depreciation charged against income amounted to $349, $308, and $292 for the years ended December 31, 2001, 2000 and 1999, respectively.

In August 2001, the Company entered into a plan to dispose of its Shirley, New York facility. At that time, the Company determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. The expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged to operations.

Note 5 – Goodwill
Goodwill consists of the excess of cost over fair value of tangible and identifiable intangible assets of InfoTech USA, Inc. The Company applied APB No. 16, Business Combinations, and used the purchase method of accounting for this acquisition. Goodwill at September 30, 2001 consists of:

Original balance Accumulated amortization	$ 2,339 (185)
Carrying value	$ 2,154

Amortization expense amounted to $185 for the year ended September 30, 2001.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 6 – Other Assets
	2001	2000
Deferred tax asset Cash surrender value of life insurance policies Other	$ 809 399 57	$ 376 409 61
	$ 1,265	$ 846
Note 7 – Financing Arrangements
In November 2000, one of the Company’s subsidiaries, Information Technology Services, Inc., entered into an Agreement for Wholesale Financing with IBM Credit Corporation (the “AWF Agreement”). The AWF Agreement replaced the Inventory and Working Capital Financing Agreement with IBM Credit Corporation entered into in September 1996. The AWF Agreement, as amended on January 5, 2001, provides for financing of inventory purchases up to $2,350. Borrowing for purchases is limited to 85% of all eligible receivables due within 90 days and up to 100% of eligible inventory. The AWF Agreement is subject to temporary increases, thereby increasing availability up to $3,350 during certain periods. No interest is charged during the first thirty days that a purchase has been financed. After thirty days, interest accrues at the prime plus 6.5%.

The Company’s other subsidiary, InfoTech USA, Inc. also has an Agreement for Wholesale Financing with IBM Credit Corporation through the Parent Company’s credit facility, to finance inventory purchases up to $1,000. Borrowings for purchases are limited to 75% of all eligible receivables due within 90 days and up to 45% of all eligible inventory. Payments for inventory financed under this agreement are due in ten days and earn a discount of 0.375%. Payments made after ten days accrue interest at the prime rate plus 6.5%.

Combined borrowings under the financing arrangements described above amounted to $3,179 and $4,411 at September 30, 2001 and 2000, respectively, and are included in accounts payable.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

In May 1999, the Parent Company entered into a Term and Revolving Credit Agreement with IBM Credit Corporation (the “IBM Agreement”). The IBM Agreement, as amended and restated on March 31, 2001, provides for interest at the 30-day London Interbank Offered Rate plus 2.75%. The IBM Agreement contains standard covenants relating to the Parent Company’s financial position and performance, as well as restrictions on the Parent Company’s declaration and payment of dividends. In addition, the Parent Company’s shares of the Company are pledged as collateral for the IBM Agreement. The amount due to the Parent Company – under the line of credit represents that portion of ADS’s line of credit that ADS has loaned to the Company (Note 15). IBM Credit Corporation has a security interest in the Company’s receivables and inventories, up to the amount advanced from the Parent Company. The loan bears interest at the same rate as paid by the Parent Company. The loan, including interest, is repaid as funds are available.

The weighted average interest rate on short-term borrowings was 7.7% for the year ended September 30, 2001.

The Parent Company failed to make interest and principal payments due to IBM Credit Corporation during 2001 and violated debt covenants. Effective November 15, 2001, IBM Credit Corporation extended the due dates of all interest and principal payments currently due under the credit agreement until January 4, 2002. ADS has not received and does not anticipate receiving waivers concerning its covenant defaults. ADS is currently seeking to restructure the IBM Agreement, which matures on May 25, 2002. ADS believes that it will be successful in its efforts to restructure the IBM Agreement. There can be no assurance, however, that its ongoing discussions with IBM Credit Corporation will be successful. ADS’s non-compliance with certain covenants constitutes an event of default under the IBM Agreement and IBM Credit Corporation is entitled to accelerate maturity of all amounts due. Due to these circumstances, future borrowings may not be available from the Parent Company.

The Company is actively seeking a new credit facility, which will adequately serve its financing needs. The Company is in the process of negotiating a proposal with a major finance company for a credit facility totaling $10,000. However, any change in financing arrangements may require the consent of the Parent Company and IBM Credit Corporation. There can be no assurances that these consents will be given, or that the Company will be successful in its negotiations for a new credit facility.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 8 - Long-Term Debt

Long-term debt consists of the following:

	2001	2000
Mortgage loan collateralized by the land and building in Shirley, New York, payable in monthly installments of $15 including interest of 7.16% per annum; payable in full March 30, 2002.	$ 908	$ 1,174
Loan to finance improvements to the facility in Shirley, New York; payable in 119 monthly installments of $1, beginning May 1, 1999 and ending April 1, 2009, including principal and a base interest rate of 4.0% per annum; interest rate is subject to change each March 1 to the prime rate plus 2% if the number of full-time employees in Shirley, New York declines below 85% of certain annual base numbers. This loan is classified as current due to the anticipated sale of the Shirley, New York facility.	79	88
Note payable - Parent Company, unsecured, payable in full on December 15, 2002, bears interest at 8% to the maturity date. After the maturity date, interest is payable at 11%. See Note 15.	2,398	-
Line of credit - Parent Company, collateralized by receivables and inventory, bearing interest at the London Interbank Offered Rate plus 2.75%, due on demand. See Notes 7 and 15.	531	-
Note payable - Parent Company, secured by unregistered comon shares of the Company, payable in full on December 15, 2001, bears interest at 8% to the maturity date. After the maturity date, interest is payable at 11%. See Note 15.	254	-
Capital lease, collateralized by software, payable in monthly installments of $2, bearing interest at 18%, final payment due July 2004.	59	-
Capital leases, collateralized by phone systems, payable in monthly installments of $1, bearing interest at 10%, due through March 2002.	3	16
	4,232	1,278
Less: Amounts due to Parent Company	3,183	-
Less: Current maturities	1,007	279
	$ 42	$ 999

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The scheduled maturities of long-term debt, including notes payable to the Parent Company, at September 30, 2001 are as follows:

September 30,	Amount
2002 2003 2004	$ 1,792 2,419 21
$ 4,232
Note 9 – Capital Leases
The Company leases certain equipment and software under noncancellable capital leases. The assets acquired under the leases have been capitalized and the related obligations included in long-term debt in the financial statements. The remaining future minimum lease payments as of September 30, 2001 are due as follows:

September 30,	Amount
2002 2003 2004	$ 31 27 23
Total future minimum lease payments Less: Amount representing interest	81 19
Present value of future minimum lease payments Less: Current portion	62 20
$ 42

Note 10 – Income Taxes
The benefit for income taxes consists of the following:

	For The Years Ended September 30,
	2001	2000	1999
Current Deferred	$ 124 (283)	$ 19 (25)	$ (317) 205
	$ (159)	$ (231)	$ 112

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The reconciliation of the effective tax rate with the statutory federal income tax rate is as follows:

	For The Years Ended September 30,
	2001	2000	1999
	%	%	%
Statutory rate	34	34	34
Non-deductible goodwill amortization	(21)	-	-
State income taxes, net of federal benefits	9	3	(12)
Change in deferred tax asset valuation allowance	-	(26)	_
Other	(4)	-	_
	18	11	22

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2001	2000
Deferred Tax Assets:
Asset reserves	$ 215	$ 161
Investments	17	17
Accruals	107	26
Stock options	118	87
Net operating loss carryforwards	1,134	886
Gross deferred tax assets	1,591	1,177
Valuation allowance	(574)	(574)
	1,017	603
Deferred Tax Liabilities:
Property and equipment	37	29
Net Deferred Tax Asset	$ 980	$ 574

The current and long-term components of the net deferred tax asset are as follows:

	2001	2000
Current deferred tax asset Long-term tax asset	$ 171 809	$ 198 376
	$ 980	$ 574

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

At September 30, 2001, the Company has a net operating loss carryforwards of approximately $2,800 which will expire in varying amounts between 2020 and 2021. Utilization of the Company’s net operating losses is subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been partially offset by a valuation allowance at September 30, 2001 and 2000.

Note 11 – Stock-Based Compensation
Stock Option Plans
In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. At September 30, 2001, no options remain available for issuance under this plan.

During 2000 and 1999, 110 and 115 options, respectively, were granted to investment bankers, directors and employees of the Company with immediate vesting under the 1998 Plan. All other options granted vest over a four-year period following the date of grant. All options under the 1998 plan expire five years from the date of grant. The options granted in 1997 under a previous plan expired on September 1, 2001.

In March 2001, the stockholders approved the 2001 Flexible Stock Plan “the 2001 Plan”. Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (SARs) or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. As of September 30, 2001, 1,250 options have been issued under the 2001 Plan. The options may not be exercised until one year after the options have been granted, and are exercisable over a period of ten years.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

A summary of stock option activity related to the Company's stock option plans is as follows:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding on October 1	309	$ 2.12	403	$ 2.32	97	$ 4.06
Granted	2,380.50		150.92		327	2.02
Exercised	-	-	-	-	-	-
Forfeited	(24)	6.21	(244)	1.71	(21)	5.56
Outstanding on September 30	2,665.64		309	2.12	403	2.32
Exercisable on September 30	643	1.07	283	2.12	173	2.90

The following table summarizes information about the options outstanding at September 30, 2001:

	Outstanding Stock Options			Exercisable Stock Options
Range Of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.01 to $1.00 $1.01 to $2.00 $2.01 to $3.00 $0.01 to $3.00	2,510 40 115 2,665	8.8 1.9 2.5	0.52 1.88 2.83 0.64	488 40 115 643	0.59 1.88 2.83 1.07

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The Company applies APB Opinion No. 25 and related Interpretations in accounting for all plans. Accordingly, no compensation cost has been recognized under these plans. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under FAS 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per common shares would have increased. The pro forma amounts are indicated below:

	2001	2000	1999
Net Loss
As reported Pro forma	$ (705) (861)	$ (1,960) (2,036)	$ (400) (480)
Loss Per Share - Basic
As reported Pro forma	(0.15) (0.18)	(0.42) (0.43)	(0.08) (0.10)
Loss Per Share - Diluted
As reported Pro forma	(0.15) (0.18)	(0.42) (0.43)	(0.08) (0.10)

The weighted average per share fair value of the options granted was $0.29, $0.59, and $1.34 for the years ended September 30, 2001, 2000 and 1999, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Risk-free interest rates Expected Option lives Expected volatilities Expected dividend yields	3.93% 3 - 5 years 233% 0%	5.83% - 6.22% 4.13 - 4.84 years 110% 0%	5.62% - 5.86% 4.48 - 5 years 110% 0%

Employee Stock Purchase Plan

On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock are reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. For the years ended September 30, 2001 and 2000, participating employees exercised their rights to purchase 2 and 31 shares of common stock, respectively.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 12 – 401(k) Plan
The Company has a 401(k) Savings Plan (the “Plan”) for the benefit of all eligible employees. All employees as of the effective date of the Plan became eligible. An employee who became employed after January 1, 1994, would become a participant after the completion of a half-year of service and the attainment of 20 years of age.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are a discretionary percentage match. The Company may make optional contributions for any plan year at its discretion.

During the years ended September 30, 2001, 2000 and 1999, the Company incurred 401(k) costs totaling $5, $8 and $21, respectively.

Following the acquisition of InfoTech USA, Inc. in December 2000, it was decided that effective January 1, 2002 the InfoTech USA, Inc. employees would cease contributing to the Parent Company’s 401(k) plan and become participants of the Plan.

Note 13 – Concentration Of Credit Risk
Cash
The Company places most of its temporary cash investments with one financial institution and normally exceeds the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

Major Customers
Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For the year ended September 30, 2001, three customers comprised 23%, 12% and 11% of sales, respectively. These customers comprised 24%, 15% and 16% of accounts receivable, respectively, at September 30, 2001. In addition, another customer comprised 15% of accounts receivable at September 30, 2001. For the year ended September 30, 2000, one customer comprised 25% of sales. No single customer comprised more than 10% of sales for the year ended September 30, 1999.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 14 - Commitments And Contingencies

The Company has operating leases on real property and equipment expiring through the year 2005. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes, and insurance.

Rent expense and other charges totaled $348, $296 and $202 for the years ended September 30, 2001, 2000 and 1999, respectively.

The Company has entered into a consulting contract with the former majority stockholder of the Company. The agreement is for a period of 5 years through December 2005.

The approximate minimum payments required under operating leases that have initial or remaining terms in excess of one year, and the consulting contract at September 30, 2001 are:

September 30,	Minimum Rental Payments	Consulting Contract
2002 2003 2004 2005 2006	$ 220 157 145 145 36	$ 120 120 120 120 30
	$ 703	$ 510

Purchases
The Company purchases a majority of its products from a small number of suppliers. Approximately 85% of purchases were from four vendors for the year ended September 30, 2001. Approximately 64% of purchases were from five vendors for the year ended September 30, 2000.

Legal Proceedings
The Company is party to various legal proceeding and claims that arise in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse impact on the financial position, results of operations or cash flows of the Company. The estimate of potential impact of the legal proceedings could change in the future.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 15 – Related Party Transactions
At September 30, 2001, amounts due to the Parent Company are as follows:

Note payable - current (see Notes 2 and 8) Borrowings under Parent Company line of credit (see Notes 7 and 8) Other	$ 254 531 162
Current amounts due to Parent Company	947
Note payable – Parent Company (see Notes 2 and 8)	$ 2,398

The Parent Company incurs certain expenses on behalf of the Company. These costs include various business insurance coverages. The Company incurred $100 in these costs to the Parent Company for the year ended September 30, 2001.

The Company incurs certain expenses on behalf of the Parent Company, primarily related to services performed by Company officers related to the management of other companies owned by the Parent Company. The Company received $230 in reimbursements from the Parent Company, primarily for salaries of certain officers, for the year ended September 30, 2001. These reimbursements are not expected to continue in future periods due to the Parent Company’s restructuring of its operations.

Interest expense paid or accrued to the Parent Company amounted to $165 for the year ended September 30, 2001.

Note 16 – Supplemental Cash Flow Information
In the year ended September 30, 2001, the Company acquired software under capital leases in the amount of $63. The Company issued options for consulting services in the amount of $73.

As discussed in Note 2, the Company executed promissory notes in the amount of $2,652 as partial consideration for the purchase of 100% of the common stock of Information Products Center, Inc.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

Note 17 – Pro Forma Information (Unaudited)
The following pro forma consolidated information of the Company for the years ended September 30, 2001 and 2000 gives effect to the acquisition disclosed in Note 2, as if it was effective at October 1, 2000 and 1999, respectively. The statement gives effect to the acquisition under the purchase method of accounting.
	Pro Forma (In Thousands) September 30,
	2001	2000
Total revenues Net loss Loss per common share - basis Loss per common share - diluted	$ 41,798 (734) (0.15) (0.15)	$ 64,022 (1,843) (0.39) (0.39)

Note 18 – Summarized Quarterly Data (Unaudited)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2001
	Total revenue	$ 7,428	$ 9,240	$ 7,465	$ 12,128	$ 36,261
	Gross profit	1,741	1,666	996	1,782	6,185
	Net loss	(353)	(100)	(324)	72	(705)
	Basic net income (loss) per share	(0.08)	(0.02)	(0.07)	0.01	(0.15)
	Diluted net income (loss) per share	(0.08)	(0.02)	(0.07)	0.01	(0.15)
2000
	Total revenue	$ 11,725	$ 9,338	$ 10,832	$ 8,795	$ 40,690
	Gross profit	1,282	1,313	1,034	944	4,973
	Net loss	(748)	(470)	(530)	(212)	(1,960)
	Basic net loss per share	(0.16)	(0.10)	(0.11)	(0.05)	(0.42)
	Diluted net loss per share	(0.16)	(0.10)	(0.11)	(0.05)	(0.42)

Earnings (loss) per share are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net earnings (loss) per share will not necessarily equal the total for the year.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARY
SCHEDULE I
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Deducted from Assets	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Acquisition of IPC	Deductions		Balance at End of Period
Allowance for Doubtful Accounts
Year ended September 30, 1999	$ 117	$ 78	$ -	$ -	$ 26		$ 169
Year ended September 30, 2000	169	132	-	-	168	(a)	133
Year ended September 30, 2001	133	117	75	247	158	(a)	414
Allowance for Sales Returns
Year ended September 30, 1999	37	73	-	-	-		110
Year ended September 30, 2000	110	-	-	-	85		25
Year ended September 30, 2001	25	-	-	-	25		-
Allowance for Inventory Obsolescence:
Year ended September 30, 1999	284	-	-	-	120	(b)	164
Year ended September 30, 2000	164	86	-	-	-		250
Year ended September 30, 2001	250	-	-	10	145		115
Deferred Tax Valuation Allowance:
Year ended September 30, 1999	-	-	-	-	-		-
Year ended September 30, 2000	-	574	-	-	-		574
Year ended September 30, 1999	574	-	-	-	-		574
(a) Amounts written off, net of recoveries. (b) Realized loss on sale of inventory.

S-1