Form 10-Q
period 2001-12-31
SYSCOMM INTERNATIONAL CORP
filed 2002-02-14
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

SYSCOMM INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey 07004
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

The number of shares outstanding of each class of our common equity as of February 8, 2002 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 4,895,998

SYSCOMM INTERNATIONAL CORPORATION

TABLE OF CONTENTS

Item	Description	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Consolidated Balance Sheets –
	December 31, 2001 (unaudited) and September 30, 2001 (unaudited)	3
	Consolidated Statements of Operations –
	Three Months ended December 31, 2001 and 2000 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity
	Three Months ended December 31, 2001(unaudited)	5
	Consolidated Statements of Cash Flows –
	Three Months ended December, 2001 and 2000 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3.	Quantitative and Qualitative Disclosures About Market Risk	14
	PART II – OTHER INFORMATION
6.	Exhibits and Reports on Form 8-K	15
SIGNATURE		16
EXHIBITS		17

PART I FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

Assets
	December 31, 2001	September 30, 2001
Current Assets
Cash and cash equivalents	$1,880	$1,811
Accounts receivable (net of allowance for doubtful accounts of $ 418 at December 31, 2001 and $414 at September 30, 2001)	5,420	9,409
Inventories	211	495
Notes receivable	70	87
Deferred tax asset	171	171
Other current assets	420	502

Total Current Assets	8,172	12,475
Property And Equipment, net	3,134	3,177
Goodwill, net	2,154	2,154
Deferred tax asset	1,092	905
Other Assets	360	360

Total Assets	$14,912	$19,071

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt	$889	$1,007
Current amounts due to Parent Company	2,793	947
Accounts payable	986	4,850
Accrued expenses	1,765	1,177

Total Current Liabilities	6,433	7,981
Note Payable - Parent Company	-	2,398
Long-Term Debt	110	42

Total Liabilities	6,543	10,421

Commitments And Contingencies	-	-
Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares at December 31, 2001 and 5,000 shares at September 30, 2001, no par value; none issued	-	-
Common shares:
Authorized 80,000 shares at December 31, 2001 and September 30, 2001, of $.01 par value; 5,757 shares issued at December 31, 2001 and September 30, 2001; 4,896 shares outstanding at December 31, and September 30, 2001	58	58
Additional paid-in capital	6,653	6,653
Retained earnings	2,576	2,857
Treasury stock (carried at cost, 861 shares at December 31, 2001 and September 30, 2001)	(918)	(918)

Total Stockholders’ Equity	8,369	8,650

Total Liabilities and Stockholders' Equity	$14,912	$19,071

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	For The Three Months Ended December 31,
	2001	2000
Product revenue	$4,596	$7,294
Service revenue	745	134

Total revenue	5,341	7,428

Cost of product sold	4,061	5,580
Cost of service sold	370	107

Cost of product and services sold	4,431	5,687

Gross profit	910	1,741
Selling, general and administrative expenses	1,227	2,033
Depreciation and amortization	63	95
Other income	-	(27)
Interest expense	88	35

Loss before benefit for income taxes	(468)	(395)
Benefit for income taxes	(187)	(42)

Net loss available to common stockholders	$(281)	$(353)

Net loss per common share – basic	$(0.06)	$(0.08)

Net loss per common share – diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding – basic	4,896	4,694

Weighted average number of common shares outstanding – diluted	4,896	4,694

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Month Period Ended December 31, 2001
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Number	Amount	Number	Amount			Number	Amount
Balance, September 30, 2001	-	$ -	5,757	$58	$6,653	$2,857	(861)	$(918)	$8,650
Net loss	-	-	-	-	-	(281)	-	-	(281)

Balance, December 31, 2001	-	$ -	5,757	$58	$6,653	$2,576	(861)	$(918)	$8,369

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months Ended December 31,
	2001	2000
Cash flows from operating activities
Net loss	$(281)	$(353)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	63	95
Deferred tax benefit	(187)	(43)
Change in assets and liabilities:
Decrease in accounts receivable	3,989	5,084
Decrease in inventories	284	405
Decrease in other current assets	82	63
Increase in other assets	-	(46)
Decrease in current amounts due to Parent Company	(68)	-
Decrease in accounts payable and accrued expenses	(3,276)	(2,917)

Net cash provided by operating activities	606	2,288

Cash flows from investing activities
Payments for costs of business acquisitions	-	(1,966)
Payments for property and equipment	(20)	(9)
Payments received on notes receivable	17	-

Net cash used in investing activities	(3)	(1,975)

Cash flows from financing activities
Payments on long-term debt	(51)	(190)
Net payments on Parent Company line of credit	(483)	(762)
Purchase of treasury stock	-	(6)

Net cash used in financing activities	(534)	(958)

Net increase (decrease) in cash and cash equivalents	69	(645)
Cash and cash equivalents - beginning of period	1,811	1,039

Cash and cash equivalents - end of period	$1,880	$394

Supplemental Schedules of Noncash Financing Activities
Acquisition of business:
Notes payable issued for acquisition	$-	$2,652

See accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.    Basis of Presentation

        The accompanying unaudited consolidated financial statements of SysComm International Corporation (the “Company”) as of December 31, 2001 and September 30, 2001 and for the three months ended December 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

        The consolidated statement of operations for the three months ended December 31, 2001 is not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2001.

        Accounting Changes

        Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142.

        Net loss and loss per share for the three months ended December 31, 2000 adjusted to exclude amortization expense is as follows:

For The Three Months Ended December 31, 2000

Net loss:
Net loss as reported	$(353)
Goodwill amortization	10

Adjusted net loss	$(343)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$(0.08)
Goodwill amortization	0.01

Adjusted net loss per share, basic and diluted	$(0.07)

2.    Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

3.    Inventory

        Inventory at December 31, 2001 and September 30, 2001 consists of:

	December 31, 2000	September 30, 2001

Finished goods	$326	$610
Allowance for excess and obsolescence	(115)	(115)
	$211	$495

4.    Loss Per Share

        The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

	Three Months Ended December 31,
	2001	2000

Numerator:
Net loss available to common stockholders	$(281)	$(353)
Denominator:
Denominator for basic loss per share -
Weighted-average shares	4,896	4,694
Denominator for diluted loss per share(1)	4,896	4,694
Basic loss per share	$(0.06)	$(0.08)
Diluted loss per share	$(0.06)	$(0.08)

(1)	The weighted average shares of employee stock options of 0 and 2 for the three months ended December 31, 2001 and 2000, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.

5.    Mergers and Acquisitions

        The following represents acquisitions which occurred in the first three months of fiscal 2001:

	Date of Acquisition	Percent Acquired	Acquisition Price	Cash Consideration	Notes Issued	Business Description
First Quarter 2001 Acquisitions
InfoTech USA, Fairfield NJ	12/01/2000	100%	$4,550	$1,899	$2,652	Systems integrator and networking solutions provider

        On December 14, 2000, we acquired fifty-one percent (51%) of the outstanding shares of common stock of InfoTech USA (formerly Information Products Center, Inc.), a New Jersey corporation (“InfoTech”), from Applied Digital Solutions, Inc. (“ADSX”). The purchase price for the shares of InfoTech was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of InfoTech for approximately $2,400, payable by promissory note. The purchase price of InfoTech was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of the net assets acquired resulting in goodwill of approximately $2,339 in value, which was being amortized on a straight-line basis over 10 years through September 30, 2001. On October 1, 2001, the Company adopted FAS 142, which resulted in no impairment of goodwill. See Note 1 for further description of the effects of adoption of FAS 142.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

        Unaudited pro forma results of operations for the three months ended December 31, 2000 are included below. Such pro forma information assumes that the above transaction occurred as of October 1, 2000.

Three Months Ended
December 31,

2000

Revenues	$12,866
Net loss	$(312)
Loss per common share – basic	$(0.07)
Loss per common share – diluted	$(0.07)

6.    Change in Control

        On December 14, 2000, ADSX acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control of the Company. ADSX acquired the shares for $4,500 by issuing approximately 1.7 million shares of its common stock, valued at approximately $2,750, to the selling shareholders and upon payment of an aggregate amount of cash equal to approximately $1,750 to the selling shareholders.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2001. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risk section later in this Item.

RECENT DEVELOPMENTS

        On January 28, 2002, we sold our 40,000 square foot facility including approximately 7.4 acres located at 20 Precision Drive, Shirley, New York, for a purchase price of $2,500,000. The sale generated cash of approximately $1,300,000. We have centralized all back office and warehousing operations in our Fairfield, New Jersey location, which has become our new corporate headquarters.

BUSINESS DESCRIPTION
(in $’000 unless otherwise noted)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc., and InfoTech USA, Inc. (formerly Information Products Center, Inc.), which was acquired in December 2000, we provide professional services in the area of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as “InfoTech”, we provide integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Our service offering includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning. Our services are designed to improve a client's competitive and financial position and increase efficiency through the development of pragmatic and innovative business strategies enabled by the integration of emerging and existing technologies.

        As described above under Note 6, Change in Control, on December 14, 2000, Applied Digital Solutions, Inc. acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control. Simultaneously, we acquired from Applied Digital Solutions fifty-one percent (51%) of the outstanding shares of common stock of InfoTech USA. The purchase price for the shares of InfoTech USA was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of InfoTech USA. The purchase price for the shares of InfoTech USA was approximately $2,400, payable by promissory note.

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

	Relationship to Revenue
	Three Months Ended
	December 31,

	2001	2000

	%	%

Product revenue	86.1	98.2
Service revenue	13.9	1.8

Total revenue	100.0	100.0

Cost of product sold	76.0	75.1
Cost of service sold	7.0	1.5

Cost of product and service sold	83.0	76.6

Gross profit	17.0	23.4
Selling, general and administrative expenses	23.0	27.4
Depreciation and amortization	1.2	1.3
Other income	-	(0.4)
Interest expense	1.6	0.5

Loss before benefit for income taxes	(8.8)	(5.4)
Benefit for income taxes	(3.5)	(0.6)

Net loss available to common stockholders	(5.3)	(4.8)

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000
(in $’000 unless otherwise noted)

        Revenue for the first quarter of 2002 decreased $2,087, or 28.1%, to $5,341 from $7,428 for the first quarter of 2001. The decrease in revenue was a result of a very soft market especially in product sales, which declined by $2,698 or 37.0%. This was somewhat offset by an increase in service revenue of $611. The increase in service revenue was a result of InfoTech USA, acquired in December 2000, contributing a full quarter of service revenue in the quarter ended December 31, 2001 versus only one month in the same quarter last year. Additionally, the increase was a result of our continued effort to increase service revenues.

        Gross profit was $910 for the quarter ended December 31, 2001, a decrease of $831, or 47.7%, compared to $1,741 in the first quarter of 2001. Product gross profit percentage was 11.6% in the first quarter of 2002 compared to 23.5% in 2001. The decrease in product gross profit percentage in the first quarter of 2002 from the same period last year was due to soft market conditions forcing margins down in addition to reduced manufacturer’s rebates in 2002 versus 2001. Service gross profit percentage was 50.3% in the first quarter of 2002 compared to 20.1% in the first quarter of 2001. The increase in service gross profit margin in the first quarter of 2002 from the same period last year was due to an increase in the utilization rate of our service employees. Total gross profit percentage was 17.0% in the first quarter of 2002 compared to 23.4% in the first quarter of 2001.

        Selling, general and administrative expenses were $1,227 for the quarter ended December 31, 2001, down $806 or 39.6%, from the $2,033 reported for the same period last year. The reduction in expense was primarily due to layoffs and other cost control programs, as well as reduced commissions on lower sales. This was offset somewhat by additional selling, general and administrative expense from InfoTech USA resulting from a full quarter of selling, general and administrative expense included in the quarter ended December 31, 2001 versus only one month in the same quarter last year.

        Depreciation and amortization expense for the current quarter was $63, a decrease of $32 or 33.7% over the $95 for the quarter ended December 31, 2001. The decrease was primarily due to the adoption of FAS 142, which took effect October 1, 2001. The adoption of FAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the first quarter of 2002. Additionally, depreciation on the land, building and equipment of our Shirley facility ceased September 30, 2001 as a result of management’s decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when the Company determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. The expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged to operations in the fourth quarter of fiscal year 2001.

        Interest expense was $88 in 2002 compared to $35 in 2001, an increase of $53, or 151.4%. The increase in interest expense was primarily due to the debt associated with the acquisition of InfoTech USA.

        Loss before income taxes for the quarter increased $73, or 18.5%, to $468 in 2002 compared to a loss of $395 in 2001. The increase in the loss before income taxes in was due to the combination of reduced sales and lower gross profit margin stemming form a very soft market. This was largely offset by the efforts made to reduce selling, general and administrative expenses.

        Benefit for income taxes increased by $145 to $187 from $42 reported in the same quarter last year. This increase was due to and increase in effective tax rate used for the calculation of taxes based upon the projected profits for the year.

        Our net loss for the quarter ended December 31, 2001 decreased to $281 from $353 for the same period last year.

Liquidity and Capital Resources

        Our current ratios at December 31, 2001 and September 30, 2001 were 1.3 and 1.6, respectively. Working capital at December 31, 2001 was $1,739, a decrease of $2,755 from the $4,494 at September 30, 2001. The decrease was primarily a result of the $2,398 loan due to ADS on December 15, 2002, moving from long term to current.

        Cash provided by operating activities in the first three months of 2002 was $606 compared to $2,288 of cash provided by operating activities in the first three months of 2001. The cash provided by operating activities during 2002 and 2001 was a result of large reductions in accounts receivable and reductions in inventory. The large reduction in accounts receivable was a result of lower sales at the end of the current quarter compared to the end of the period ending September 30, 2001, combined with the collection of large accounts receivable balances that resulted from the high sales volume in September 2001. This was offset by the large reductions in accounts payable that stemmed from the payments made to our suppliers, and the net losses incurred during the three months ended December 31, 2002 and 2001.

        Cash used in investing activities was $3 and $1,975 in 2002 and 2001, respectively. The use of cash in investing activities for 2002 consisted of the purchase of fixed assets, which was largely offset by payments received on notes receivable. The use of cash in investing activities in 2001 was primarily to acquire our interest in InfoTech USA in the first quarter of 2001.

        Net cash used in financing activities was $534 and $958 in 2002 and 2001, respectively. The net cash used in 2002 and 2001 was primarily due to InfoTech USA paying down its line of credit with Applied Digital Solutions. Other net cash used in financing in 2002 and 2001 was for payments on notes payable and long-term debt. Also, in the first quarter of 2001 the company used cash for the re-purchase of our common stock.

        Under our financing arrangement with IBM Credit Corporation, as of December 31, 2001, we were able to borrow up to 85% of our eligible accounts receivable and 100% of our eligible inventory, up to a maximum of $3,350. As of December 31, 2001, interest on the outstanding borrowings for IBM Credit Corporation were payable monthly at the prime rate, or prime rate plus 6.5% should we fail to meet certain collateral requirements. As of December 31, 2001, there were no borrowings outstanding under the IBM Credit Corporation facility. Additionally, advances under our Agreement for Wholesale Financing from IBM Credit Corporation totaling $944 and $3,179 were included in accounts payable at December 31, 2001 and September 30, 2001, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

        In May 1999, Applied Digital Solutions entered into a Term and Revolving Credit Agreement with IBM Credit Corporation. The IBM Agreement, as amended and restated on March 31, 2001, provides for interest at the 30-day London Interbank Offered Rate plus 2.75%. The IBM Agreement contains standard covenants relating to Applied Digital Solutions’s financial position and performance, as well as restrictions on Applied Digital Solutions’s declaration and payment of dividends. In addition, Applied Digital Solutions’s shares of our common stock are pledged as collateral for the IBM Agreement. IBM Credit Corporation has a security interest in our receivables and inventory, up to the amount advanced from Applied Digital Solutions under the line of credit. The loan bears interest at the same rate as paid by Applied Digital Solutions. The loan, including interest, is repayable as funds are available.

        Applied Digital Solutions failed to make interest and principal payments due to IBM Credit Corporation during 2001 and violated debt covenants. Effective November 15, 2001, IBM Credit Corporation extended the due dates of all interest and principal payments currently due under the credit agreement until January 4, 2002. The due dates have subsequently been extended to March 1, 2002 by IBM Credit Corporation. Applied Digital Solutions has not received and does not anticipate receiving waivers concerning its covenant defaults. Applied Digital Solutions is currently seeking to restructure the IBM Agreement, which matures on May 25, 2002. Applied Digital Solutions believes that it will be successful in its efforts to restructure the IBM Agreement. There can be no assurance, however, that its ongoing discussions with IBM Credit Corporation will be successful. Applied Digital Solutions’s non-compliance with certain covenants constitutes an event of default under the IBM Agreement, and IBM Credit Corporation is entitled to accelerate maturity of all amounts due. Due to these circumstances, future borrowings may not be available from Applied Digital Solutions.

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

        We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation, current cash position, projected positive cash flow and financing provided by Applied Digital Solutions or other credit parties will be sufficient to fund our operations and capital expenditures for at least twelve months.

        On December 15, 2002, a payment of $2,398 is due to Applied Digital Solutions on a promissory note related to the acquisition of InfoTech USA. We may be unable to pay this note without additional sources of financing. If we are unable to pay the note on its due date, we will seek to renegotiate its terms with Applied Digital Solutions.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

        Certain statements in this Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: our continued ability to sustain our growth through product development and future business acquisitions; the successful completion and integration of future acquisitions; the ability to hire and retain key personnel; the continued development of our technical, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; our ability to maintain available sources of financing; and changes in our capital structure and cost of capital. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. For Information Technology Services, Inc., borrowings under the financing agreement with IBM Credit Corporation are at zero percent interest for the first 30 days, thereafter the interest rate is the prime rate plus 6.5%. For InfoTech USA, borrowings under the financing agreement with IBM Credit Corporation are at zero percent interest for the first 10 days, thereafter the interest rate is the prime rate plus 6.5%. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

        Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).
(b)	We filed a Report on Form 8-K dated January 11, 2002, announcing the retirement and resignation of Garrett A. Sullivan, our Chairman of the Board of Directors.
(c)	We filed a Report on Form 8-K dated February 12, 2002, announcing the sale of our property located at 20 Precision Drive, Shirley, New York.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCOMM INTERNATIONAL CORPORATION
Dated: February 14, 2002	By:	/s/ J. Robert Paterson
J. Robert Paterson Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated November 13, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.2	Amendment No. 1 to Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated December 14, 2000 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.3	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated November 13, 2000 (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.4	Addendum to Stock Purchase Agreement by and between the Company Corporation and Applied Digital Solutions, Inc., dated December 14, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.5	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated December 15, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)
10.1	Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed with the Commission on December 29, 2000)

10.2	Agreement for Wholesale Financing (Security Agreement), dated January 5, 2001, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.3*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)
10.4*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)
10.5*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)

10.6	Collateralized Guaranty dated May 23, 2001 between the Company, its subsidiaries, Information Technology Services, Inc. and Information Products Center, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.7	Contract of Sale - Office, Commercial and Multi-Family Residential Premises by and between SysComm International Corporation and Parr Research and Marketing, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2002 filed with the Commission on February 12, 2002)

*	Management contract or compensatory plan.