Form 10-Q
period 2002-03-31
SYSCOMM INTERNATIONAL CORP
filed 2002-05-14
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

SYSCOMM INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

        The number of shares outstanding of each class of our common equity as of May 7, 2002 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 4,895,998

SYSCOMM INTERNATIONAL CORPORATION

TABLE OF CONTENTS

Item	Description	Page
	PART I – FINANCIAL INFORMATION
1.	Financial Statements
	Consolidated Balance Sheets –
	March 31, 2002 (unaudited) and September 30, 2001 (unaudited)	3
	Consolidated Statements of Operations –
	Three and Six Months ended March 31, 2002 and 2001 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity
	Six Months ended March 31, 2002 (unaudited)	5
	Consolidated Statements of Cash Flows –
	Six Months ended March, 2002 and 2001 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3.	Quantitative and Qualitative Disclosures About Market Risk	14
	PART II – OTHER INFORMATION
4.	Submission of Matters to a Vote of Security Holders	15
6.	Exhibits and Reports on Form 8-K	15

SIGNATURE		16
EXHIBITS		17

PART I     FINANCIAL INFORMATION
     ITEM 1.     FINANCIAL STATEMENTS

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except par value) (Unaudited)

Assets	March 31, 2002	September 30, 2001

Current Assets
Cash and cash equivalents	$4,760	$1,811
Accounts receivable (net of allowance for doubtful accounts of	3,755	9,409
$425 at March 31, 2002 and $414 at September 30, 2001)
Inventories	764	495
Notes receivable	62	87
Deferred tax asset	171	171
Other current assets	374	502

Total Current Assets	9,886	12,475
Property And Equipment, net	636	3,177
Goodwill, net	2,154	2,154
Deferred Tax Asset	980	809
Other Assets	452	456

Total Assets	$14,108	$19,071

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$17	$1,007
Current amounts due to Parent Company	2,765	947
Accounts payable	1,229	4,850
Accrued expenses	1,669	1,177

Total Current Liabilities	5,680	7,981
Note Payable - Parent Company	-	2,398
Long-Term Debt and Capital Lease Obligations	37	42

Total Liabilities	5,717	10,421

Commitments And Contingencies	-	-
Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares at March 31, 2002 and 5,000 shares at September 30,
2001, no par value; none issued	-	-
Common shares:
Authorized 80,000 shares at March 31, 2002 and September 30, 2001, of $.01 par value; 5,757 shares issued at March 31, 2002 and September 30, 2001; 4,896
shares outstanding at March 31, 2002 and September 30, 2001	58	58
Additional paid-in capital	6,653	6,653
Retained earnings	2,598	2,857
Treasury stock (carried at cost, 861 shares at March 31, 2002 and September 30, 2001)	(918)	(918)

Total Stockholders’ Equity	8,391	8,650

Total Liabilities and Stockholders' Equity	$14,108	$19,071

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATONS
(In thousands except per share data) (Unaudited)

	For The Three Months		For The Six Months
	Ended March 31,		Ended March 31,

	2002	2001	2002	2001

Product revenue	$9,694	$8,380	$14,290	$15,263
Service revenue	811	860	1,556	1,406

Total revenue	10,505	9,240	15,846	16,669

Product cost of goods sold	8,734	7,145	12,795	12,793
Service costs of goods sold	406	429	774	549

Cost of product and services sold	9,140	7,574	13,569	13,342

Gross profit	1,365	1,666	2,277	3,327
Selling, general and administrative expenses	1,184	1,555	2,412	3,507
Depreciation and amortization	74	152	137	247
Other income	(1)	(19)	(1)	(46)
Interest expense	71	88	159	123

Income (loss) before income tax expense (benefit)	37	(110)	(430)	(504)
Income tax expense (benefit)	16	(10)	(171)	(53)

Net income (loss) available to common stockholders	$21	$(100)	$(259)	$(451)

Net income (loss) per common share – basic	$0.00	$(0.02)	$(0.05)	$(0.09)

Net income (loss) per common share – diluted	$0.00	$(0.02)	$(0.05)	$(0.09)

Weighted average number of common
shares outstanding – basic	4,896	4,696	4,896	4,784

Weighted average number of common
shares outstanding – diluted	4,896	4,696	4,896	4,784

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Month Period Ended March 31, 2002
(In Thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Number	Amount	Number	Amount			Number	Amount
Balance, September 30, 2001	–	$ –	5,757	$ 58	$ 6,653	$ 2,857	(861)	$ (918)	$ 8,650
Net loss	–	–	–	–	–	(259)	–	–	(259)
Balance, March 31, 2002	–	$ –	5,757	$ 58	$ 6,653	$ 2,598	(861)	$ (918)	$ 8,391

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	For The Six Months Ended March 31,

	2002	2001
Cash flows from operating activities
Net loss	$(259)	$(451)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	137	247
Deferred tax benefit	(171)	(125)
Change in assets and liabilities:
Decrease in accounts receivable	5,654	7,227
(Increase) decrease in inventories	(269)	703
Decrease (increase) in other current assets	128	(34)
Decrease in other assets	4	22
Decrease in accounts payable and accrued expenses	(3,200)	(2,547)

Net cash provided by operating activities	2,024	5,042

Cash flows from investing activities
Payments for costs of business acquisitions	-	(1,966)
Payments for property and equipment	(36)	(71)
Payments received on notes receivable	25	-
Proceeds from disposition of property and equipment	2,441	-

Net cash provided by (used in) investing activities	2,430	(2,037)

Cash flows from financing activities
Payments on long-term debt	(995)	(223)
Net payments on Parent Company line of credit	(510)	(1,514)
Sale of common stock	-	127
Purchase of treasury stock	-	(6)

Net cash used in financing activities	(1,505)	(1,616)

Net increase in cash and cash equivalents	2,949	1,389
Cash and cash equivalents - beginning of period	1,811	1,039

Cash and cash equivalents - end of period	$4,760	$2,428

Supplemental Schedules of Noncash Financing Activities
Acquisition of business:
Notes payable issued for acquisition	$-	$2,652
SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements of SysComm International Corporation (the “Company”) as of March 31, 2002 and September 30, 2001 and for the three and six months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made.

        The consolidated statement of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2001.

        Accounting Changes

        Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142.

        Net loss and loss per share for the three and six months ended March 31, 2001 adjusted to exclude amortization expense is as follows:

	For The Three Months Ended March 31, 2001	For The Six Months Ended March 31, 2001
Net loss:
Net loss as reported	$ (100)	(451)
Goodwill amortization	58	68

Adjusted net loss	$ (42)	(383)

Basic and diluted loss per share:
Net loss per share, basic and diluted, as reported	$ (0.02)	$ (0.09)
Goodwill amortization	0.01	0.01

Adjusted net loss per share, basic and diluted	$ (0.01)	$ (0.08)

2.     Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)
3.     Inventory

        Inventory at March 31, 2002 and September 30, 2001 consists of:

	March 31, 2002	September 30, 2001
Finished goods	$ 881	$ 610
Allowance for excess and obsolencence	(117)	(115)
	$ 764	$ 495
4.     Income (Loss) Per Share

        The following is a reconciliation of the numerator and denominator of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001
Numerator:
Net income (loss) available to common stockholders	$21	$(100)	$(259)	$(451)

Denominator:
Denominator for basic income (loss) per share - Weighted-average shares	4,896	4,696	4,896	4,784

Denominator for diluted income (loss) per share(1)	4,896	4,696	4,896	4,784

Basic income (loss) per share	$0.00	$(0.02)	$(0.05)	$(0.09)

Diluted income (loss) per share	$0.00	$(0.02)	$(0.05)	$(0.09)

(1)	The weighted average shares of employee stock options of 0 and 63 for the three and six months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for the periods presented.
5.     Mergers and Acquisitions

        The following represents acquisitions which occurred in the first six months of fiscal 2001:

	Date of Acquisition	Percent Acquired	Acquisition Price	Cash Consideration	Notes Issued	Business Description
First Quarter 2001 Acquisition
Info Tech USA, Fairfield, NJ	12/15/2000	100%	$4,550	$1,899	$2,652	Systems integrator and networking solutions provider

        On December 14, 2000, we acquired fifty-one percent (51%) of the outstanding shares of common stock of InfoTech USA (formerly Information Products Center, Inc.), a New Jersey corporation ("InfoTech"), from Applied Digital Solutions, Inc. ("ADSX"). The purchase price for the shares of InfoTech was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of InfoTech for approximately $2,400, payable by promissory note. The purchase price of InfoTech was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of the net assets acquired resulting in goodwill of approximately $2,339 in value, which was being amortized on a straight-line basis over 10 years through September 30, 2001. On October 1, 2001, the Company adopted FAS 142, which resulted in no impairment of goodwill. See Note 1 for further description of the effects of adoption of FAS 142.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

        Unaudited pro forma results of operations for the six months ended March 31, 2001 are included below. Such pro forma information assumes that the above transaction occurred as of October 1, 2000.

Six Months Ended March 31, 2001
Revenues	$ 22,403
Net loss	$ (397)
Loss per common share - basic	$ (0.08)
Loss per common share - diluted	$ (0.08)
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

RECENT DEVELOPMENTS
Sale of Assets

        On January 28, 2002, we sold our 40,000 square foot facility including approximately 7.4 acres located at 20 Precision Drive, Shirley, New York, for a purchase price of $2,500,000. The sale generated cash of approximately $1,300,000 after repaying the related mortgage and other transaction fees. We have centralized all back office and warehousing operations in our Fairfield, New Jersey location, which has become our new corporate headquarters.

Resignation of Directors

        On January 11, 2002 Garrett A. Sullivan retired and resigned as our Chairman of the Board. Our Board of Directors elected Jerome C. Artigliere to fill the vacancy created on the Board of Directors as a result of Mr. Sullivan's resignation.

        On February 27, 2002, Donald H. Swift resigned as our director. Our Board of Directors is currently seeking a replacement to fill the vacancy left by Mr. Swift.

New Chief Executive Officer Appointed

        On April 12, 2002, our Board of Directors named Kevin McLaughlin as Chief Executive Officer replacing Anat Ebenstein. Additionally, the Board of Directors appointed Kevin McLaughlin to the Board of Directors.

Vice President of Sales and Marketing Resigned

        On February 8, 2002, John C. Spielberger resigned as our Vice President of Sales and Marketing. We are in the process of seeking a replacement for his position. Mr. Spielberger was the account manager for 2 of our major accounts and while we continue to work with these accounts, we could experience a temporary adverse affect on our sales volume.

BUSINESS DESCRIPTION
(in $'000 unless otherwise noted)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc., and InfoTech USA, Inc. (formerly Information Products Center, Inc.), which was acquired in December 2000, we provide professional services in the area of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as "InfoTech", we provide integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Our service offering includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning. Our services are designed to improve a client's competitive and financial position and increase efficiency through the development of pragmatic and innovative business strategies enabled by the integration of emerging and existing technologies.

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

RESULTS OF OPERATIONS

        We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower than average gross profit margins, but are often accompanied by a service arrangement that yields higher than average gross profit margins.

        The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in our consolidated statements of operations.

	Relationship to Revenue
	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	%	%	%	%
Product revenue	92.3	90.7	90.2	91.6
Service revenue	7.7	9.3	9.8	8.4

Total revenue	100.0	100.0	100.0	100.0

Product cost of goods sold	83.1	77.3	80.7	76.7
Service costs	3.9	4.7	4.9	3.3

Total cost of goods sold	87.0	82.0	85.6	80.0

Gross profit	13.0	18.0	14.4	20.0
Selling, general and administrative expenses	11.3	16.8	15.2	21.0
Depreciation and amortization	0.7	1.6	.9	1.5
Other income	(0.0)	(0.2)	(0.0)	(0.2)
Interest expense	0.7	1.0	1.0	0.7

Income (loss) before benefit for income taxes	0.3	(1.2)	(2.7)	(3.0)
Benefit for income taxes	0.1	(0.1)	(1.1)	(0.3)

Net income (loss) available to common stockholders	0.2	(1.1)	(1.6)	(2.7)

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001
(in $'000 unless otherwise noted)

        Revenue for the second quarter of 2002 increased $1,265, or 13.7%, to $10,505 from $9,240 for the second quarter of 2001. The increase in revenue was due to strong product sales resulting from large orders from our major customers. Product revenue for the three months ended March 31, 2002 increased $1,314 or 15.7% over the same period last year. This was somewhat offset by a slight decrease in service revenue of $49.

        Gross profit was $1,365 for the quarter ended March 31, 2002 a decrease of $301, or 18.1%, compared to $1,666 in the second quarter of 2001. Product gross profit percentage declined to 9.9% in the second quarter of 2002 compared to 14.7% in 2001. The decrease in product gross profit and product gross profit percentage in the second quarter of 2002 was due to high volume lower margin sales to major customers. Service gross profit percentage remained strong in the second quarter of 2002. The service gross profit percentage was 49.9% for the second quarter of 2002 compared to 50.1% in the second quarter of 2001.

        Selling, general and administrative expenses were $1,184 for the quarter ended March 31, 2002, down $371 or 23.9%, from the $1,555 reported for the same period last year. The reduction in expense was primarily due to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs.

        Depreciation and amortization expense for the current quarter was $74, a decrease of $78 or 51.3% over the $152 for the quarter ended March 31, 2001. The decrease was primarily due to the adoption of FAS 142, which took effect October 1, 2001. The adoption of FAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the current fiscal year. Additionally, depreciation on the land, building and equipment of our Shirley facility ceased September 30, 2001 as a result of management's decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when the Company determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. At the time the expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged to operations in the fourth quarter of fiscal year 2001.

        Other income for the second quarter of 2002 was $1 compared to $19 in 2001, down $18, or 94.7%. The decrease was primarily a result of miscellaneous credits that were booked in 2001. Interest expense was $71 in 2002 compared to $88 in 2001, a decrease of $17, or 19.3%. The decrease in interest expense was primarily due to the elimination of the mortgage interest associated with the Shirley, New York facility that was sold in January 2002.

        Income before income taxes for the second quarter of 2002 was $37 compared to a loss of $110 in 2001. The improved results were largely due to the efforts made to reduce selling, general and administrative expenses. Our effective tax rate for the second quarter of 2002 was 43.2% compared to 9.1% in 2001. Income taxes expense was $16 in the second quarter of 2002 compared to an income tax benefit of $10 for the same quarter last year.

        Our net income for the quarter ended March 31, 2002 was $21 compared to a net loss of $100 for the same period last year.

Six Months Ended March 31, 2002 Compared to the Six Months Ended March 31, 2001
(in $'000 unless otherwise noted)

        Revenue for the six months ended March 31, 2002 decreased $823 or 4.9% to $15,846 from $16,669 for the same period last year. The small decrease was mainly due to very soft market conditions during the first quarter of fiscal year 2002. Product revenue fell $973 or 6.4%. This was somewhat offset by an increase in service revenue of $150 or 10.7%. The increase in service revenue was primarily due to a major service contract that was active for the entire six month period of fiscal 2002, and was only active for one month during the same period last year.

        Gross profit was $2,277 for the six months ended March 31, 2002 compared to $3,327 a decrease of $1,050 or 31.6%. Gross profit percentage was 14.4% in 2002 compared to 20.0% in 2001. The decrease in gross profit and gross profit percentage was due to a combination of a soft market and high volume lower margin product sales to major customers in the first six months of fiscal year 2002 compared to the first six months of 2001. Product gross profit was $1,495 for the six months ended March 31, 2002 compared to $2,470 in 2001, a decrease of $975 or 39.5%. Product gross profit percentage was 10.5% in 2002 compared to 16.2% in 2001. Service gross profit decreased $75 or 8.8% to $782 in 2002 from $857 for the same period in 2001.

        Selling, general and administrative expenses were $2,412 for the six months ended March 31, 2002, down $1,095 or 31.2%, from $3,507 for the same period last year. The reduction in expense was primarily due to layoffs, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs.

        Depreciation and amortization expense for the six months ended March 31, 2002 was $137, a decrease of $110 or 44.5% over the $247 for the same period last year. The decrease was primarily due to the adoption of FAS 142, which took effect October 1, 2001. The adoption of FAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the current fiscal year. Additionally, depreciation on the land, building and equipment of our Shirley facility ceased September 30, 2001 as a result of management's decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when the Company determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. At the time the expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged to operations in the fourth quarter of fiscal year 2001.

        Other income was $1 for the six months ended March 31, 2002, down $45, or 97.8%, from $46 the same period last year. The decrease was primarily a result of miscellaneous credits that were booked in the six months ended 2001. Interest expense was $159 in 2002 compared to $123 in 2001, an increase of $36, or 29.3%. The increase in interest expense was primarily due to the debt associated with the acquisition of InfoTech USA in December 2000. This was somewhat offset by the elimination of the mortgage interest associated with the Shirley, New York facility that was sold in January 2002.

        Loss before income taxes for the six months ended March 31, 2002 decreased $74, or 14.7%, to $430 compared to $504 in 2001. The reduction in the loss before income taxes was primarily due to reduced selling, general and administrative expenses. The benefit of the reduced expenses was largely offset by lower gross profit in the first six months of 2002 compared to 2001. Our effective tax rate for the six months ended March 31, 2002 was 39.8% compared to 10.5% in 2001.

        Our net loss for the six months ended March 31, 2002 decreased to $259 from $451 in 2001 primarily due to substantially reduced SG&A expense, however this was largely offset by lower gross profit in 2002 compared to 2001.

Liquidity and Capital Resources

        Our current ratios at March 31, 2002 and September 30, 2001 were 1.7 and 1.6, respectively. Working capital at March 31, 2002 was $4,206, a decrease of $288 from the $4,494 at September 30, 2001. The decrease was primarily a result of the $2,398 loan due to Applied Digital Solutions on December 15, 2002, moving from long term to current. This was largely offset by the sale of the facility in Shirley, New York in January 2002. The sale resulted in net proceed of approximately $1,300 and eliminated the current portion of the mortgage that was due on the facility.

        Cash provided by operating activities in the first six months of 2002 was $2,024 compared to $5,042 of cash provided by operating activities in the first six months of 2001. The cash provided by operating activities during 2002 and 2001 was a result of reductions in accounts receivable and was somewhat offset by the reductions in accounts payable and accrued expenses. The large reduction in accounts receivable was a result of lower sales volume at the end of the March 31, 2002 period compared to the sales volume at the end of the September 30, 2001 period, and the collection of large accounts receivable balances that resulted from the high sales volume in September 2001. The offset resulting from reductions in accounts payable, stemmed from payments made to our suppliers, and net losses incurred during the six months ended March 31, 2002 and 2001.

        Cash provided by investing activities was $2,430 for the six months ended March 31, 2002 compared to cash used in investing activities of $2,037 in 2001. The cash provided by investing activities for 2002 was primarily due to the sale of the facility in Shirley, New York. The use of cash in investing activities in 2001 was primarily to acquire our interest in InfoTech USA.

        Net cash used in financing activities was $1,505 and $1,616 in 2002 and 2001, respectively. The net cash used in financing activities in 2002 was a combination of paying off the mortgage on the Shirley, New York facility and InfoTech USA paying down its line of credit to Applied Digital Solutions. The net cash used in financing activities in 2001 was primarily due to InfoTech USA paying down its line of credit with Applied Digital Solutions.

        Under our financing arrangement with IBM Credit Corporation, as of March 31, 2002, we were able to borrow up to 85% of our eligible accounts receivable and 100% of our eligible inventory, up to a maximum of $3,350. As of March 31, 2002, interest on the outstanding borrowings for IBM Credit Corporation were payable monthly at the prime rate, or prime rate plus 6.5% should we fail to meet certain collateral requirements. As of March 31, 2002, there were no borrowings outstanding under the IBM Credit Corporation facility. Additionally, advances under our Agreement for Wholesale Financing from IBM Credit Corporation totaling $1,241 and $3,179 were included in accounts payable at March 31, 2002 and September 30, 2001, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

        In May 1999, Applied Digital Solutions entered into a Term and Revolving Credit Agreement with IBM Credit Corporation. The IBM Agreement, as amended and restated on March 27, 2002, provides for interest at 17%. The IBM Agreement contains standard covenants relating to Applied Digital Solutions's financial position and performance, as well as restrictions on Applied Digital Solutions's declaration and payment of dividends. In addition, Applied Digital Solutions's shares of our common stock are pledged as collateral for the IBM Agreement. The exercise by IBM Credit Corporation of its rights with respect to those shares upon an event of default could result in a change of control of the Company. IBM Credit Corporation has a security interest in our receivables and inventory, up to the amount advanced from Applied Digital Solutions under the line of credit. The loan bears interest at the same rate as paid by Applied Digital Solutions. The loan, including interest, is repayable as funds are available. Applied Digital Solutions is unable to borrow additional amounts from IBM Credit Corporation, or other lenders, under the terms of the IBM Agreement. In addition, Applied Digital Solutions is under no obligation to advance any funds to us. Due to these circumstances, future borrowings may not be available from Applied Digital Solutions.

        We are actively seeking a new credit facility, which will adequately serve our financing needs. We are in the process of negotiating a proposal with a major finance company for a credit facility totaling $7,500. Applied Digital Solutions is working with us to obtain a new credit facility, however, the change in financing arrangements requires the consent of IBM Credit Corporation. There can be no assurances that this consent will be given, or that we will be successful in our negotiations for a new credit facility. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our financial condition, results of operations and cash flows.

        We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation, current cash position, projected positive cash flow and financing provided by other credit parties will be sufficient to fund our operations and capital expenditures for at least twelve months.

        On December 15, 2001, a payment of $254 was due to Applied Digital Solutions on a promissory note related to the acquisition of InfoTech USA. The payment was not made and the interest rate has increased from 8% to 11%. Additionally, a payment of $2,398 is due December 15, 2002 to Applied Digital Solutions on a promissory note also related to the acquisition of InfoTech USA. We may be unable to pay this note without additional sources of financing. If we are unable to pay the note on its due date, we will seek to renegotiate its terms with Applied Digital Solutions.

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

PART II     OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	An annual meeting of our shareholders was held on March 22, 2002 to:

(i)	Elect Donald H. Swift or his successor and ratify appointment of Jerome C. Artigliere.
(ii)	Ratify the appointment of Rubin, Brown, Gornstein & Co. LLP, as independent auditors of the Company for the year ending September 30, 2002.

(b)

At the meeting, the appointment of Jerome C. Artigliere was ratified. Donald H. Swift, the nominee for director, resigned from our Board of Directors prior to the annual meeting. Our Board of Directors is currently in the process of identifying a candidate to fill the vacancy created by Mr. Swift's resignation. In addition, the terms of Charles L. Doherty, Scott Silverman, and Anat Ebenstein continued after the meeting.

(c)	The results of the votes were as follows:

	For	Against	Abstain
Election of director	2,900,263	75,177	0
Appointment of auditors	2,957,558	17,667	215

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(b)	We filed a Report on Form 8-K dated January 11, 2002, announcing the retirement and resignation of Garrett A. Sullivan, our Chairman of the Board of Directors.

(c)	We filed a Report on Form 8-K dated February 12, 2002, announcing the sale of our property located at 20 Precision Drive, Shirley, New York.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCOMM INTERNATIONAL CORPORATION
Dated: May 14, 2002	By:	/s/ J. Robert Patterson
J. Robert Patterson Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated November 13, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.2	Amendment No. 1 to Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated December 14, 2000 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.3	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated November 13, 2000 (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.4	Addendum to Stock Purchase Agreement by and between the Company Corporation and Applied Digital Solutions, Inc., dated December 14, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.5	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated December 15, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended on March 22, 2002
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)
10.1	Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed with the Commission on December 29, 2000)

10.2	Agreement for Wholesale Financing (Security Agreement), dated January 5, 2001, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.3*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)
10.4*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)
10.5*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.6	Collateralized Guaranty dated May 23, 2001 between the Company, its subsidiaries, Information Technology Services, Inc. and Information Products Center, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.7	Contract of Sale - Office, Commercial and Multi-Family Residential Premises by and between SysComm International Corporation and Parr Research and Marketing, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2002 filed with the Commission on February 12, 2002)

10.8	Third Amended and Restated Term Credit Agreement dated March 1, 2002 between Applied Digital Solutions, Inc., Digital Angel Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Applied Digital Solutions, Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2002)

*	Management contract or compensatory plan.