Form 10-Q
period 2002-06-30
SYSCOMM INTERNATIONAL CORP
filed 2002-08-14
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

SYSCOMM INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

        The number of shares outstanding of each class of our common equity as of August 9, 2002 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 4,895,998

SYSCOMM INTERNATIONAL CORPORATION

TABLE OF CONTENTS

Item	Description	Page
	PART I – FINANCIAL INFORMATION
1.	Condensed Financial Statements
	Consolidated Condensed Balance Sheets –
	June 30, 2002 (unaudited) and September 30, 2001	3
	Consolidated Condensed Statements of Operations –
	Three and Nine Months ended June 30, 2002 and 2001 (unaudited)	4
	Consolidated Condensed Statement of Stockholders’ Equity –
	Nine Months ended June 30, 2002 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows –
	Nine Months ended June 30, 2002 and 2001 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3.	Quantitative and Qualitative Disclosures About Market Risk	15
	PART II – OTHER INFORMATION
4.	Submission of Matters to a Vote of Security Holders	16
6.	Exhibits and Reports on Form 8-K	16

SIGNATURE		17
EXHIBITS		18

PART I     FINANCIAL INFORMATION

        ITEM 1.     FINANCIAL STATEMENTS

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except par value)

Assets
	June 30, 2002	September 30, 2001
Current Assets	(Unaudited)
Cash and cash equivalents	$5,377	$1,811
Accounts receivable (net of allowance for doubtful accounts of	2,595	9,409
$301 and $414)
Inventories	453	495
Notes receivable	28	87
Deferred tax asset	171	171
Other current assets	240	502

Total Current Assets	8,864	12,475
Property and Equipment, net	569	3,177
Goodwill, net	2,154	2,154
Deferred Tax Asset	980	809
Other Assets	441	456

Total Assets	$13,008	$19,071

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$17	$1,007
Current amounts due to Parent Company	2,784	947
Accounts payable	484	4,850
Accrued expenses	1,371	1,177

Total Current Liabilities	4,656	7,981
Note Payable - Parent Company	-	2,398
Long-Term Debt and Capital Lease Obligations, Net	33	42

Total Liabilities	4,689	10,421

Commitments and Contingencies
Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	–	–
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares issued; 4,896
shares outstanding	58	58

Additional paid-in capital	6,653	6,653
Retained earnings	2,526	2,857
Treasury stock (carried at cost, 861 shares)	(918)	(918)

Total Stockholders’ Equity	8,319	8,650

Total Liabilities and Stockholders' Equity	$13,008	$19,071

See the accompanying notes to consolidated condensed financial statements.	3
SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	For The Three Months		For The Nine Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Product revenue	$4,127	$6,474	$18,416	$21,737
Service revenue	668	991	2,225	2,397

Total revenue	4,795	7,465	20,641	24,134

Cost of products sold	3,412	5,992	16,206	18,785
Cost of services sold	419	477	1,193	1,026

Cost of products and services sold	3,831	6,469	17,399	19,811

Gross profit	964	996	3,242	4,323
Selling, general and administrative expenses	917	1,306	3,328	4,811
Depreciation and amortization	68	153	206	401

Loss from operations	(21)	(463)	(292)	(889)
Other (income) expense:
Other income	-	(29)	(1)	(75)
Interest expense	45	76	205	199

Loss before income tax expense (benefit)	(66)	(510)	(496)	(1,013)
Income tax expense (benefit)	6	(186)	(165)	(238)

Net loss available to common stockholders	$(72)	$(324)	$(331)	$(775)

Net loss per common share – basic	$(0.01)	$(0.07)	$(0.07)	$(0.16)

Weighted average number of common
shares outstanding – basic	4,896	4,696	4,896	4,799

See the accompanying notes to consolidated condensed financial statements.	4
SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY For the Nine Months ended June 30, 2002
(In Thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholder's Equity
	Number	Amount	Number	Amount			Number	Amount
Balance, September 30, 2001	—	$—	5,757	$58	$ 6,653	$ 2,857	(861)	$(918)	$ 8,650
Net loss					—	(331)			(331)

Balance, June 30, 2002	—	$—	5,757	$58	$ 6,653	$ 2,526	(861)	$(918)	$ 8,319

See the accompanying notes to consolidated condensed financial statements.	5
SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For The Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$(331)	$(775)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	206	401
Deferred tax benefit	(171)	(326)
Change in assets and liabilities:
Decrease in accounts receivable	6,814	8,760
Decrease in inventories	42	513
Decrease (increase) in other current assets	262	(5)
Decrease in other assets	15	31
Decrease in accounts payable and accrued expenses	(4,241)	(3,629)

Net cash provided by operating activities	2,596	4,970

Cash flows from investing activities
Payments for costs of business acquisitions	–	(1,966)
Payments for property and equipment	(38)	(89)
Payments received on notes receivable	59	–
Proceeds from disposition of property and equipment	2,440	–

Net cash provided by (used in) investing activities	2,461	(2,055)

Cash flows from financing activities
Payments on long-term debt	(999)	(255)
Net payments on Parent Company line of credit	(492)	(914)
Sale of common stock	–	82
Purchase of treasury stock	–	(6)

Net cash used in financing activities	(1,491)	(1,093)

Net increase in cash and cash equivalents	3,566	1,822

Cash and cash equivalents - beginning of period	1,811	1,039

Cash and cash equivalents - end of period	$5,377	$2,861

Supplemental Schedules of Noncash Financing Activities
Acquisition of business:
Notes payable issued for acquisition	$-	$2,652

See the accompanying notes to consolidated condensed financial statements.	6

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

1.      Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of SysComm International Corporation ( the “Company”) and its wholly-owned subsidiaries, as of June 30, 2002, their results of operations for the three and nine months ended June 30, 2002 and 2001, their changes in stockholders' equity for the nine months ended June 30, 2002 and their cash flows for the nine months ended June 30, 2002 and 2001. Information included in the consolidated condensed balance sheet as of September 30, 2001 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001(the "10-K") previously filed with the Securities and Exchange Commission ( the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

        The consolidated results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2002.

        Accounting Changes

        Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (FAS 142). FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of FAS 142.

        Net loss and loss per share for the three and nine months ended June 30, 2001, adjusted for the assumed exclusion of amortization expense from October 1, 2000, are as follows:

	For The Three	For The Nine
	Months Ended	Months Ended
	June 30, 2001	June 30, 2001

Net loss:
Net loss, as reported	$(324)	$(775)
Goodwill amortization	58	127

Net loss, as adjusted	$(266)	$(648)

Basic and diluted loss per common share:
Net loss per share, basic and diluted, as reported	$(0.07)	$(0.16)
Goodwill amortization	0.01	0.03

Net loss per common share, basic and diluted, as adjusted	$(0.06)	$(0.13)

2.     Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

3.     Inventory

        Inventory at June 30, 2002 and September 30, 2001 consists of:

	June 30,	September 30,
	2002	2001

Finished goods	$546	$610
Allowance for excess and obsolescence	(93)	(115)

	$453	$495

4.     Loss Per Share

         As further explained in Note 2 of the notes to the Company's audited financial statements included in the Company's Form 10-K for the year ended September 30, 2001 previously filed with the SEC, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Standards No. 128, “ Earnings per Share”.

        Since the Company had net losses for the three and nine months ended June 30, 2002 and 2001, the assumed effects of the exercise of employee stock options outstanding at June 30, 2002 and 2001 for the purchase of 5,070 and 3,159, respectively, would have been anti-dilutive.

5.      Mergers and Acquisitions

        The following represents acquisitions which occurred in the first nine months of fiscal 2001:

	Date of Acquisition	Percent Acquired	Acquisition Price	Cash Consideration	Notes Issued	Business Description
First Quarter 2001 Acquisitions
InfoTech USA, Fairfield, NJ	12/15/2000	100%	$4,550	$1,900	$2,652	Systems integrator and networking solutions provider

        On December 14, 2000, the Company acquired fifty-one percent (51%) of the outstanding shares of common stock of InfoTech USA (formerly Information Products Center, Inc.), a New Jersey corporation (“InfoTech”), from Applied Digital Solutions, Inc. (“ADSX”). The purchase price for the shares of InfoTech was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, the Company acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of InfoTech for approximately $2,400, payable by promissory note. The purchase price of InfoTech was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of the net assets acquired resulting in goodwill of $2,339 in value, which was being amortized on a straight-line basis over 10 years through September 30, 2001. On October 1, 2001, the Company adopted FAS 142, which resulted in no impairment of goodwill. See Note 1 for further description of the effects of adoption of FAS 142.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

        Unaudited pro forma results of operations for the nine months ended June 30, 2001 are included below. Such pro forma information assumes that the above transaction occurred as of October 1, 2000.

Nine Months Ended June 30, 2001
Revenues	$ 29,868
Net loss	$ (721)
Loss per common share – basic	$ (0.15)
Loss per common share – diluted	$ (0.15)

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

7.     Income Tax Expense (Benefit)

        The disproportionate provision for income tax expense (benefit) for the three and nine months ended June 30, 2002 and 2001 was primarily attributable to prior period accruals for state income taxes in 2002 and goodwill amortization in 2001.

8.      Sale of Assets

        On January 28, 2002, the Company sold its 40,000 square foot facility including approximately 7.4 acres located at 20 Precision Drive, Shirley, New York, for a purchase price of $2,500. The sale generated cash of approximately $1,300 after repaying the related mortgage and other transaction fees. The Company has centralized all back office and warehousing operations in its Fairfield, New Jersey location, which has become the new corporate headquarters.

9.      Potential Merger

         On July 22, 2002, the Company entered into a non-binding letter of intent to merge with VeriChip Corporation, a wholly-owned subsidiary of Applied Digital Solutions, Inc. Upon completion of the merger, Applied Digital Solutions will own more than 90% of the Company's issued and outstanding common stock, as a result of the issuance of additional common shares to Applied Digital Solutions. Applied Digital Solutions currently owns approximately 53% of the Company's issued and outstanding common stock. The merger is subject to the approval of the Company's board of directors and stockholders, as well as our completion of due diligence and obtaining all required governmental and third-party consents, including the consent of the Company's senior lender, IBM Credit Corporation. Accordingly, the potential merger with VeriChip Corporation remains subject to a variety of risks and uncertainties, which may affect our ability to complete the transaction.

10.      Options issued

         On June 28, 2002 the Board of Directors approved a grant of 2,200,000 stock options at an option price of $0.28 (the fair market value of the Company's common stock on the date of grant) primarily to the officers and directors of the Company. The options are exercisable June 28, 2003 and expire June 28, 2010. Additionally, the Board of Directors approved a grant of 375,000 stock options under the same terms to be used as employee incentives.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2001. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risk section later in this Item.

RECENT DEVELOPMENTS
(in $'000 unless otherwise noted)

Potential Merger

         On July 22, 2002, we entered into a non-binding letter of intent to merge with VeriChip Corporation, a wholly-owned subsidiary of Applied Digital Solutions, Inc. Upon completion of the merger, Applied Digital Solutions will own more than 90% of our issued and outstanding common stock, as a result of the issuance of additional common shares to Applied Digital Solutions. Applied Digital Solutions currently owns approximately 53% of our issued and outstanding common stock. The merger is subject to the approval of our board of directors and stockholders, as well as our completion of due diligence and obtaining all required governmental and third-party consents, including the consent of our senior lender, IBM Credit Corporation. Accordingly, the potential merger with VeriChip Corporation remains subject to a variety of risks and uncertainties, which may affect our ability to complete the transaction.

Sale of Assets

        On January 28, 2002, we sold our 40,000 square foot facility including approximately 7.4 acres located at 20 Precision Drive, Shirley, New York, for a purchase price of $2,500. The sale generated cash of approximately $1,300 after repaying the related mortgage and other transaction fees. We have centralized all back office and warehousing operations in our Fairfield, New Jersey location, which has become our new corporate headquarters.

Resignation of Directors

         On January 11, 2002 Garrett A. Sullivan retired and subsequently resigned as our Chairman of the Board. Our Board of Directors elected Jerome C. Artigliere to fill the vacancy created on the Board of Directors as a result of Mr. Sullivan's resignation.

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

Vice President of Sales and Marketing Resigned

        On February 8, 2002, John C. Spielberger resigned as our Vice President of Sales and Marketing. We are in the process of seeking a replacement for his position. Mr. Spielberger was the account manager for two of our major accounts and while we continue to work with these accounts, we could experience a temporary adverse affect on our sales volume.

Director of Sales

        On June 24, 2002, we hired Robert C. Bellis as our new Director of Sales. Mr. Bellis brings with him over 22 years of sales and industry related experience.

BUSINESS DESCRIPTION
(in $'000 unless otherwise noted)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, Inc. (formerly Information Products Center, Inc.), which was acquired in December 2000, we provide professional services in the area of systems integration, information technology (IT) procurement and logistics, and technology strategy. Doing business as "InfoTech", we provide integrated eBusiness strategy and technology implementation services on a regional basis to enterprise and small to medium businesses who want to fully leverage eBusiness technologies as part of their overall business strategy. Our service offering includes technology strategy and due diligence consulting, systems architecture and design, application and technology infrastructure deployment, enterprise security, IT product procurement and logistics, and provisioning. Our services are designed to improve a client's competitive and financial position and increase efficiency through the development of pragmatic and innovative business strategies enabled by the integration of emerging and existing technologies.

         As described in Notes 5 and 6 of the consolidated condensed financial statements included in Item 1, on December 14, 2000, Applied Digital Solutions, Inc. acquired approximately 55% of our issued and outstanding common shares, resulting in a change in control. Simultaneously, we acquired from Applied Digital Solutions fifty-one percent (51%) of the outstanding shares of common stock of InfoTech USA. The purchase price for the shares of InfoTech USA was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, we acquired the remaining forty-nine percent (49%) of the outstanding shares of common stock of InfoTech USA. The purchase price for the shares of InfoTech USA was approximately $2,400, payable by promissory note.

RESULTS OF OPERATIONS

        We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower than average gross profit margins, but are often accompanied by a service arrangement that yields higher than average gross profit margins.

        The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in our consolidated condensed statements of operations.

	Relationship to Revenue
	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001
	%	%	%	%
Product revenue	86.1	86.7	89.2	90.1
Service revenue	13.9	13.3	10.8	9.9

Total revenue	100.0	100.0	100.0	100.0

Cost of products sold	71.2	80.3	78.5	77.8
Cost of services sold	8.7	6.4	5.8	4.3

Total cost of products and services sold	79.9	86.7	84.3	82.1

Gross profit	20.1	13.3	15.7	17.9
Selling, general and administrative expenses	19.1	17.5	16.1	19.9
Depreciation and amortization	1.4	2.0	1.0	1.7

Loss from operations	(0.4)	(6.2)	(1.4)	(3.7)
Other income	(0.0)	(0.4)	(0.0)	(0.3)
Interest expense	1.0	1.0	1.0	0.8

Loss before income tax expense (benefit)	(1.4)	(6.8)	(2.4)	(4.2)
Income tax expense (benefit)	0.1	(2.5)	(0.8)	(1.0)

Net loss available to common stockholders	(1.5)	(4.3)	(1.6)	(3.2)

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001
(in $'000 unless otherwise noted)

        Revenue for the third quarter of 2002 decreased $2,670, or 35.8%, to $4,795 from $7,465 for the third quarter of 2001. The decrease in revenue was a result of a soft market in both product sales and service sales. Additionally, we made a decision in April 2002 to exit the lower margin mid-range platform computer equipment business and to focus our efforts on the higher margin Intel based products and related technical services. Sales of the mid-range platform computer equipment represented approximately 50% of our product sales in 2001. Product revenue for the three months ended June 30, 2002 decreased $2,347, or 36.3%, and service revenue decreased $323, or 32.6%, over the same period last year.

        Gross profit was $964 for the quarter ended June 30, 2002 a slight decrease of $32, or 3.2%, compared to $996 in the third quarter of 2001. Product gross profit percentage increased to 17.3% in the third quarter of 2002 compared to 7.4% in 2001. The increase in product gross profit percentage in the third quarter of 2002 was due to a reduced number of lower margin sales to major customers and dollars received from manufacturers. Another contributing factor was our decision to exit the lower margin mid-range platform computer equipment business and focus our efforts on the higher margin Intel based products. Service gross profit and gross profit percentage fell in the third quarter of 2002. The service gross profit percentage was 37.3% for the third quarter of 2002 compared to 51.9% in the third quarter of 2001 mainly due to underutilization of our technical staff.

        Selling, general and administrative expenses were $917 for the quarter ended June 30, 2002, down $389, or 29.8%, from the $1,306 reported for the same period last year. The reduction in expense was primarily due to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs.

        Depreciation and amortization expense for the current quarter was $68, a decrease of $85, or 55.6%, over the $153 for the quarter ended June 30, 2001. The decrease was primarily due to the adoption of FAS 142, which took effect October 1, 2001. The adoption of FAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the current fiscal year. Additionally, depreciation on the land, building and equipment of our Shirley facility ceased September 30, 2001 as a result of management's decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when we determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. At the time the expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged to operations in the fourth quarter of fiscal year 2001.

        Other income for the third quarter of 2002 was $0 compared to $29 in 2001, down $29, or 100.0%. The decrease was primarily a result of miscellaneous credits that were booked in 2001. Interest expense was $45 in 2002 compared to $76 in 2001, a decrease of $31, or 40.8%. The decrease in interest expense was primarily due to the elimination of the mortgage interest associated with the Shirley, New York facility that was sold in January 2002.

         Loss before income taxes for the third quarter of 2002 decreased $444 to $66 compared to a loss of $510 in 2001, an 87.1% improvement over the same period last year. The improved results were largely due to the efforts made to reduce selling, general and administrative expenses. Our effective tax rate for the third quarter of 2002 was 9% compared to 36.5% in 2001. The rate change was due to the adjustment of prior period state income tax accruals. Income taxes expense was $6 in the third quarter of 2002 compared to an income tax benefit of $186 for the same quarter last year.

         Our net loss for the quarter ended June 30, 2002 decreased $252 to $72 compared to a net loss of $324 in 2001, a 77.8% improvement over the same period last year.

Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001
(in $'000 unless otherwise noted)

        Revenue for the nine months ended June 30, 2002 decreased $3,493, or 14.5%, to $20,641 from $24,134 for the same period last year. The decrease was mainly due to very soft market conditions during the first and third quarter of fiscal year 2002. Additionally, we made a decision in April 2002 to exit the lower margin mid-range platform computer equipment business and to focus our efforts on the higher margin Intel based products and related technical services. Sales of the mid-range platform computer equipment represented approximately 50% of our sales in 2001. Product revenue for the nine months ended June 30, 2002 decreased $3,321, or 15.3%, and service revenue decreased $172, or 7.2%, over the same period last year.

        Gross profit was $3,242 for the nine months ended June 30, 2002 compared to $4,323 a decrease of $1,081 or 25.0%. Gross profit percentage was 15.7% in 2002 compared to 17.9% in 2001. The decrease in gross profit and gross profit percentage was due to a combination of a soft market and high volume lower margin product sales to major customers in the second quarter of fiscal year 2002. Another contributing factor was our decision to stop selling the lower margin mid-range platform computer equipment and focus our efforts on the higher margin Intel based products. Product gross profit was $2,210 for the nine months ended June 30, 2002 compared to $2,952 in 2001, a decrease of $742, or 25.1%. Product gross profit percentage was 12.0% in 2002 compared to 13.6% in 2001. Service gross profit decreased $339, or 24.7%, to $1,032 in 2002 from $1,371 for the same period in 2001.

         Selling, general and administrative expenses were $3,328 for the nine months ended June 30, 2002, down $1,483 or 30.8%, from $4,811 for the same period last year. The reduction in expense was primarily due to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, and other cost control programs.

        Depreciation and amortization expense for the nine months ended June 30, 2002 was $206, a decrease of $195 or 48.6% over the $401 for the same period last year. The decrease was primarily due to the adoption of FAS 142, which took effect October 1, 2001. The adoption of FAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the current fiscal year. Additionally, depreciation on the land, building and equipment of our Shirley facility ceased September 30, 2001 as a result of management's decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when we determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. At the time the expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged to operations in the fourth quarter of fiscal year 2001.

        Other income was $1 for the nine months ended June 30, 2002, down $74, or 98.7%, from $75 the same period last year. The decrease was primarily a result of miscellaneous credits that were booked in the nine months ended 2001. Interest expense was $205 in 2002 compared to $199 in 2001, an increase of $6 or 3.0%. The increase in interest expense was primarily due to the debt associated with the acquisition of InfoTech USA in December 2000. This was largely offset by the elimination of the mortgage interest associated with the Shirley, New York facility that was sold in January 2002.

         Loss before income taxes for the nine months ended June 30, 2002 decreased $517 to $496 compared to $1,013 in 2001, a 51.0% improvement over the same period last year. The improvement in operating results before income taxes was primarily due to reduced selling, general and administrative expenses. The benefit of the reduced expenses was somewhat offset by lower gross profit in the first nine months of 2002 compared to 2001. Our effective tax rate for the nine months ended June 30, 2002 was 33.3% compared to 23.5% in 2001.

         Our net loss for the nine months ended June 30, 2002 decreased $444 to $331 compared to $775 in 2001, a 57.3% improvement over the same period last year. The improvement was primarily due to substantially reduced selling, general and administrative expenses, however this was somewhat offset by lower gross profit in 2002 compared to 2001.

Liquidity and Capital Resources
(in $'000 unless otherwise noted)

        Our current ratios at June 30, 2002 and September 30, 2001 were 1.9 and 1.6, respectively. Working capital at June 30, 2002 was $4,208, a decrease of $286 from the $4,494 at September 30, 2001. The decrease was primarily a result of the $2,398 loan due to Applied Digital Solutions on December 15, 2002, moving from long-term to current. This was largely offset by the sale of the facility in Shirley, New York in January 2002. The sale resulted in net proceeds of approximately $1,300 and eliminated the current portion of the mortgage that was due on the facility.

        Cash provided by operating activities in the first nine months of 2002 was $2,595 compared to $4,970 of cash provided by operating activities in the first nine months of 2001. The cash provided by operating activities during 2002 and 2001 was largely a result of reductions in accounts receivable and was somewhat offset by the reductions in accounts payable and accrued expenses, and operating losses incurred during the nine months ended June 30, 2002 and 2001. The large reduction in accounts receivable was a result of lower sales volume during the third quarter of 2002 compared to the sales volume at the end of the September 30, 2001 period, and the collection of large accounts receivable balances that resulted from the high sales volume in September 2001. The reductions in accounts payable, stemmed from payments made to our suppliers.

        Cash provided by investing activities was $2,462 for the nine months ended June 30, 2002 compared to cash used in investing activities of $2,055 in 2001. The cash provided by investing activities for 2002 was primarily due to the sale of the facility in Shirley, New York. The use of cash in investing activities in 2001 was primarily to acquire our interest in InfoTech USA.

        Net cash used in financing activities was $1,491 and $1,093 in 2002 and 2001, respectively. The net cash used in financing activities in 2002 was a combination of paying off the mortgage on the Shirley, New York facility and InfoTech USA paying down its line of credit to Applied Digital Solutions. The net cash used in financing activities in 2001 was primarily due to InfoTech USA paying down its line of credit with Applied Digital Solutions.

        Under our financing arrangement with IBM Credit Corporation, as of June 30, 2002, we were able to borrow up to 85% of our eligible accounts receivable and 100% of our eligible inventory, up to a maximum of $3,350. As of June 30, 2002, interest on the outstanding borrowings for IBM Credit Corporation were payable monthly at the prime rate, or prime rate plus 6.5% should we fail to meet certain collateral requirements. As of June 30, 2002, there were no borrowings outstanding under the IBM Credit Corporation facility. Additionally, advances under our Agreement for Wholesale Financing from IBM Credit Corporation totaling $468 and $3,179 were included in accounts payable at June 30, 2002 and September 30, 2001, respectively, and were offset against the maximum credit available at that time from IBM Credit Corporation.

        In May 1999, Applied Digital Solutions entered into a Term and Revolving Credit Agreement with IBM Credit Corporation. The IBM Agreement, as amended and restated on March 27, 2002, provides for interest at 17%. The IBM Agreement contains standard covenants relating to Applied Digital Solutions' financial position and performance, as well as restrictions on Applied Digital Solutions' declaration and payment of dividends. In addition, Applied Digital Solutions' shares of our common stock are pledged as collateral for the IBM Agreement. The exercise by IBM Credit Corporation of its rights with respect to those shares upon an event of default could result in a change of control of us. IBM Credit Corporation has a security interest in our receivables and inventory, up to the amount advanced from Applied Digital Solutions under the line of credit. The loan bears interest at the same rate as paid by Applied Digital Solutions. The loan, including interest, is repayable as funds are available. Applied Digital Solutions is unable to borrow additional amounts from IBM Credit Corporation, or other lenders, under the terms of the IBM Agreement. In addition, Applied Digital Solutions is under no obligation to advance any funds to us. Due to these circumstances, future borrowings may not be available from Applied Digital Solutions.

         We continue to seek a new credit facility to adequately serve our future financing needs. Previous negotiations with a major finance company have been terminated, and we are currently in the process of identifying and obtaining proposals from other financial institutions. Applied Digital Solutions has continued to work with us to obtain a new credit facility; however, any change in financing arrangements will require the consent of IBM Credit Corporation. There can be no assurance that we will be successful in obtaining a new credit facility or that the consent of IBM Credit Corporation will be given. Our inability to have access to such financing at reasonable costs may adversely impact our ability to finance future growth.

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

PART II         OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The information called for by this item has previously been reported under Item 4 of Part II to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which we filed on May 15, 2002.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(b)      Reports on Form 8-K.

We filed a Report on Form 8-K dated August 1, 2002, announcing a change in our independent accountants from Rubin, Brown, Gornstein & Co. LLP to J.H. Cohn LLP.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCOMM INTERNATIONAL CORPORATION
Dated: August 14, 2002	By:	/s/ J. Robert Patterson
J. Robert Patterson Chief Financial Officer (Principal Accounting Officer)

EXHIBITS

Exhibit Number	Description
2.1	Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated November 13, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.2	Amendment No. 1 to Stock Purchase Agreement by and between Applied Digital Solutions, Inc. and John H. Spielberger, Catherine Spielberger and Bearpen Limited Partnership, dated December 14, 2000 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.3	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated November 13, 2000 (incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.4	Addendum to Stock Purchase Agreement by and between the Company Corporation and Applied Digital Solutions, Inc., dated December 14, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

2.5	Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated December 15, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

3.1	Amended and Restated Certificate of Incorporation, as amended on March 22, 2002
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)
10.1	Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 filed with the Commission on December 29, 2000)

10.2	Agreement for Wholesale Financing (Security Agreement), dated January 5, 2001, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.3*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)
10.4*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)
10.5*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.6	Collateralized Guaranty dated May 23, 2001 between the Company, its subsidiaries, Information Technology Services, Inc. and Information Products Center, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.7	Contract of Sale - Office, Commercial and Multi-Family Residential Premises by and between SysComm International Corporation and Parr Research and Marketing, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2002 filed with the Commission on February 12, 2002)

10.8	Third Amended and Restated Term Credit Agreement dated March 1, 2002 between Applied Digital Solutions, Inc., Digital Angel Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Applied Digital Solutions, Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2002)

*	Management contract or compensatory plan.