Form 10-K
period 2002-09-30
SYSCOMM INTERNATIONAL CORP
filed 2002-12-23
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File No.: 0-22693
SysComm International Corporation (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield New Jersey 07004 (Address of principal executive offices) (Zip Code)

(973) 227-8772
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share (Title of Class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]   No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

           The aggregate market value of our common stock held by non-affiliates of the registrant as of March 29, 2002 was $1,224,000. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder of the registrant are deemed to be affiliates of the registrant.

           The number of shares outstanding of each class of our common equity as of December 17, 2002 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 4,895,998

          The information required by Part III of this Form 10-K is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission on or before January 28, 2003.

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

  our continued ability to develop our service offerings;

  the successful completion and integration of future acquisitions;

  the ability to hire and retain skilled personnel;

  the continued development of our technical, manufacturing, sales, marketing and management capabilities;

  relationships with and dependence on technological partners;

  anticipated competition;

  uncertainties relating to economic conditions where we operate;

  uncertainties relating to government and regulatory policies;

  uncertainties relating to customer plans and commitments;

  rapid technological developments and obsolescence in the industries in which we operate and compete;

  potential performance issues with suppliers and customers;

  governmental export and import policies, global trade policies, worldwide political stability and economic growth;

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

PART I

ITEM 1.     BUSINESS

Recent Developments
(in $'000)

Resignation of Directors

        On January 11, 2002, Garrett A. Sullivan retired and subsequently resigned as our Chairman of the Board. Our Board of Directors elected Jerome C. Artigliere to fill the vacancy created on the Board of Directors as a result of Mr. Sullivan's resignation.

        On February 27, 2002, Donald H. Swift resigned as our director. Kevin McLaughlin filled the vacancy created by Mr. Swift's resignation on April 12, 2002.

Sale of Assets

        On January 28, 2002, we sold our 40,000 square foot facility including approximately 7.4 acres located at 20 Precision Drive, Shirley, New York, for a purchase price of $2,500, before transaction fees, which approximated our carrying value. The sale generated cash of approximately $1,300 after repaying the related mortgage and other transaction fees. We have centralized all back office and warehousing operations in our Fairfield, New Jersey location, which has become our new corporate headquarters.

Vice President of Sales and Marketing Resigned

        On February 8, 2002, John C. Spielberger resigned as our Vice President of Sales and Marketing. In addition to serving as our Vice President of Sales and Marketing, Mr. Spielberger also acted as account manager for two of our major customers. Since Mr. Spielberger's resignation in February 2002, we have not had any significant orders from either of these customers, which has adversely affected our sales volume.

New Chief Executive Officer Appointed

        On April 12, 2002, our Board of Directors named Kevin McLaughlin as Chief Executive Officer, replacing Anat Ebenstein. Additionally, the Board of Directors appointed Kevin McLaughlin to the Board of Directors.

Director of Sales

        On June 24, 2002, we hired Robert C. Bellis as our new Director of Sales. Mr. Bellis brings with him over 22 years of sales and industry related experience.

Potential Merger Terminated

        On July 22, 2002, we entered into a letter of intent to merge with VeriChip Corporation, a wholly-owned subsidiary of Applied Digital Solutions, Inc., our principal stockholder. On October 28, 2002, the Board of Directors of Applied Digital Solutions, Inc. voted not to approve the merger, and the merger process ceased.

General
(in $'000)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc., and InfoTech USA, (formerly Information Products Center, Inc.), which was acquired in December 2000, we are a full service provider of Information Technology, or IT, solutions and products. We specialize in tailoring our approach to the individual customer needs. Doing business as "InfoTech", we provide IT consulting, networking, procurement, deployment, integration, migration and security services and solutions. We also provide on-going system and network maintenance services.

        In 2002, we continued our strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. We built on last year's investment in high quality personnel with industry specific skills by adding more sales and technical staff, seasoned in developing and implementing IT solutions for customers like ours. We further developed our deliverable IT solutions by adding new consulting and service offerings, and increasing the number of strategic alliances with outside technical service firms and manufacturers of high-end IT products.

        Another important goal in re-engineering our business model in 2002 was to consolidate our operations and centralize them in our headquarters in Fairfield, New Jersey. In the first quarter of 2002, we completed the closing of the Shirley, New York facility and migrated the remaining accounting, purchasing and service operations to our headquarters. By centralizing, we were able to benefit from organizational efficiencies, which improved our procurement and IT services delivery to our customers and reduced costs. With the transition of operations complete, on January 28, 2002, we sold our 40,000 square foot facility, including approximately 7.4 acres, located at 20 Precision Drive, Shirley, New York, to Parr Research and Marketing, Inc. for a purchase price of $2,500. The sale generated cash of approximately $1,300. We also closed two other small offices, one in Marlton, New Jersey and one in Albany, New York.

        A significant percentage of our revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums, and New York City agencies. However, our customer base also includes retailers, manufacturers and distributors. Our customers include:

American Federation of Arts
Bertelsmann Media Systems
Centenary College
City of New York
Community Medical Center
Cummings & Lockwood
Dowling College
Foster Wheeler Corporation
GAF Materials Corporation
Hackensack University Medical Center
IBM Corporation

International Council of Shopping Centers
Longwood Central School District
Lowenstein Sandler
Morgan Stanley
Museum of Modern Art
New York Hotel Trades Council
Polytechnic University
Ramesys
Somerset Medical Center
St. Joseph's Hospital
Valley Hospital

        All of our revenue is derived from US-based customers.

        During 2002, three customers, Deutsche Bank, Hackensack University Medical Center and Morgan Stanley, accounted for 16%, 14% and 9% of our consolidated revenues, respectively. In 2001, three customers, Massachusetts Mutual, Liberty Mutual and The City of New York, accounted for 24%, 12% and 10% of our consolidated revenues, respectively. Since February 2002, we have not had any significant orders from Deutsche Bank, Massachusetts Mutual or Liberty Mutual, which has adversely affected our consolidated revenues. The loss of significant orders from these or any of our other customers in the future may continue to have a material adverse effect on our consolidated revenues.

Strategy

        We strive to be a complete IT solutions provider that enables our customers to maximize the return on their technology investments by solving their business problems, improving their productivity and providing a competitive edge. In doing so, we achieve a high level of customer satisfaction by delivering high quality IT solutions on time and on budget. Our team approach provides us flexibility to adapt to our customers' individual needs. We carefully research and analyze our customers' needs and objectives and tailor a comprehensive IT solution that combines high quality IT services and products that will allow them to meet their goals. We work hand-in-hand with our customers throughout the design, procurement, implementation, integration and on-going system maintenance becoming an extension of their IT Department.

Target Market

        We primarily target small- to medium-sized businesses. We also continue to focus on building relationships with our larger customers and on searching for new opportunities in the Fortune 1000 market space. We believe the area of the most potential growth will continue to be the small to medium-sized customers seeking expertise they do not have within their organization. We continue to identify those companies that will fit well with our culture and target the vertical markets where we have previously been successful, including Educational Institutions, Legal and Financial Services, Medical Facilities, Museums and New York City agencies. Geographically, we continue to focus on the New York metropolitan area.

Solutions

        As a full service IT solutions provider, we developed and offer a wide variety of IT services and product offerings that we tailor and integrate to fulfill the unique IT needs of our customers. The following descriptions highlight the primary services we offer.

File Server and Workstation Implementation:

        We offer a wide range of file server installation services designed to meet each client's unique office automation environment. Our installation services provide the customer with a choice of service plans ranging from a basic file server set up and testing to a more complex clustered file server redundant environment. Beyond our basic installation services, we offer additional services including de-installation or migration of customers' data from existing hardware to the new system, rack installation, cluster installation, fiber channel, transmission control protocol/internet protocol, or TCP/IP address verification and network login, image installation, asset tagging, integration of third party peripherals and system performance optimization.

Local Area Network/Wide Area Network, or LAN/WAN, Health Audit:

        Local area network/wide area network, or LAN/WAN, Health Audits provide an affordable solution to troubleshoot, maintain and manage our customers' networks. This service provides a proactive approach to a comprehensive evaluation of network equipment and infrastructure, pinpointing potential problem areas for our customers. We utilize protocol analyzers to identify, diagnose, and suggest solutions for a variety of LAN/WAN network problems in real time on ethernet, fast ethernet, gigabit and fiber distributed data interface networks.

LAN/WAN Planning and Design:

        We provide many network and system design services including specifications needs, requests for proposals, development and distribution evaluation, hardware selection, application and system needs analysis, infrastructure design, disaster recovery planning and contingency planning services, migration services, consolidation strategies and IT technology transfer. Additionally we plan and design cost-effective WAN carrier facilities based on the type of data exchanged and on the existence of voice, fax or video traffic. We select from leased lines, dial-up, frame relay, point to point, automated teller machines, broadband or digital subscriber lines to match the parameters of the network and the customers' needs.

Messaging and Collaboration Services:

        Our electronic messaging and collaboration services give our customers the needed expertise in designing and upgrading electronic communication systems. Electronic messaging now means creating, storing and sharing documents and workflow within one reliable system. Our engineers employ an electronic messaging implementation process that entails planning, designing, testing and deploying for all networking projects.

Project Management:

        One of the challenges of network systems integration is to deliver implementation solutions on time, within budget, and with minimal impact on day-to-day operations. We utilize a structured team approach for all projects. The team, consisting of an account manager, a project engineer and a representative from our support staff, carefully mange key milestones and deliverable dates to ensure a timely work product of the highest technical quality. The project management team also provides centralized accountability for all financial and management issues and appropriate application of technical skills needed to complete the project.

Product Procurement:

        With our product procurement services we analyze our customers' existing procurement policies and identify areas that may be targeted for refinement. Today's IT environment is faced with many issues and new challenges, including diversity in the IT environment, lack of standards, multiple operating system platforms, and continually changing technology and revisions. Our structured procurement policies and processes help to provide our customers with maximum efficiency and cost effectiveness.

Call Center:

        A fundamental part of any successful LAN/WAN is support. We offer a variety of telephone support options including call center services, remote support and dial-in support. Our strategy is to provide a support backup mechanism for our customers' network and systems administrators and our telephone support offerings ensure that those administrators get the expert assistance that they require to keep their system on-line. Additionally, all customer and internal support information is documented and maintained on-line to ensure proper leverage and knowledge transfer to all of our technical support staff.

On-Site Support:

        We offer the on-site support expertise of technicians and network and systems engineers with real-world expertise ranging from desktop configuration to multi-site, multi-platform enterprise network deployment. Planned on-site services can be arranged to assist with existing or planned network and systems initiatives such as upgrades, network operating system and data migrations, network infrastructure deployment, server integration and remote communication deployment.

Maintenance:

        We provide various forms of maintenance services to our customers. Our service agreements provide complete coverage for customers' systems and network infrastructure environments, from server-based technologies, communications devices and management tools to personal computers and all associated peripherals. We offer three types of hardware maintenance contracts to support our client's LAN/WAN environments. These offerings include time blocks, on-site and depot level maintenance services, and IT Maintenance contracts.

Warranty Support:

        As an authorized service provider for Hewlett Packard/Compaq, IBM, Lexmark and other manufacturers, we provide warranty support services for installed systems and network computing environments. We honor the manufacturers' warranties during the manufacturers' warranty periods. This service normally includes the repair of hardware components. We seek to diagnose and repair authorized computing systems in a timely manner.

Product Offerings

         We are authorized to sell other manufacturers' personal computer systems, networking, printers and software products including: Nortel, IBM, Intel, Hewlett Packard/Compaq, 3Com, Lexmark, Microsoft, Panasonic, Computer Associates, Cisco, Citrix and Novell. Our agreements with such suppliers require minimum sales quotas in order for us to retain our authorizations. These quotas vary from manufacturer to manufacturer. To date we are in compliance with these agreements and we believe we will continue to meet the minimum quotas, however, there is no assurance that we will continue to meet such quotas. To the extent that we do not comply with such terms, we may lose our status as an authorized reseller for such suppliers.

Growth Strategy

        Our strategy is to build upon our position as a leading provider of integrated solutions that add significant and measurable business value to small to medium-sized companies, Global 1000 companies and other organizations. The following are the key elements of our strategy.

Leverage Existing Customers

        We must continue to satisfy our existing customers. A strong track record of delivering high quality integrated solutions often increases the amount, scope and sophistication of services requested by such customers. This record reinforces our growing reputation as an innovative provider of integrated solutions. We also believe that maintaining a reputation for delivering innovative business and technology solutions and customer satisfaction will increase our ability to attract new customers through increased revenues and strong references.

        We believe that our expertise in specific industry groups and industry-specific solutions considerably enhances our ability to help companies apply the technology experience to gain competitive advantage. In each of our vertical industry groups, we employ industry experts, pursue targeted sales and marketing, develop industry-specific offerings and capitalize on referrals from existing customers. We will continue to emphasize this focus and seek to expand the scope of our industry expertise.

Expansion Through Acquisitionsm

        We continue our efforts to acquire IT services and IT related companies that will expand or compliment our position as a full service IT solutions provider in the New York metropolitan area. While we had discussions with several companies during the past fiscal year, we are not currently engaged in discussions with any company.

Hire and Retain Skilled Professionals

        We believe our ability to deliver sophisticated integrated technology solutions will distinguish us from other professional services providers. To deliver these services, we must continue to hire and retain skilled professionals in all disciplines and continue to foster collaboration among them.

        We have a dedicated organizational development team that initiates and oversees the training and development of our professionals. Key organizational development initiatives include a boot camp orientation and training program for all new employees, which provides ongoing technical and project management classes as well as career path management and guidance. We are committed to recruiting and hiring quality professionals and to maintaining a culture that motivates our staff while cultivating collaboration and retention. In 2002, we hired a new Director of Sales and three new sales executives, each with years of IT solutions experience.

Evolving Methodology

        We believe that continued evolution of our methodology will strengthen our competitive position. We enhance our methodology by incorporating best practices identified over numerous engagements. Through a continuous improvement program of standardized and comprehensive project launches and project-end review sessions, we continually update project methodologies in real-time. Additionally, trend analyses of project reviews and customer satisfaction surveys provide valuable feedback for process improvements. This enables customers to benefit from our cumulative experience. We will continue to enhance our process by updating the methodologies used to deliver high quality solutions to customers on time and on budget.

Strategic Alliances

        We believe our relationships with leading technology partners provide increased visibility and sales opportunities. We currently maintain strategic partnerships and alliances with IBM, Hewlett Packard/Compaq, Cisco, Iridian Technologies and Microsoft. We intend to continue to maintain and develop such relationships with leading technology vendors.

Financing Agreement
(in $'000)

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. On January 5, 2001, Information Technology Services, Inc. entered into an Agreement for Wholesale Financing with IBM Credit Corporation, which replaced the Agreement for Wholesale Financing with IBM Credit Corporation dated November 27, 2000. The current agreement allows Information Technology Services, Inc. to finance inventory purchases up to $2,350. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. The line is subject to temporary increases, thereby increasing the line of credit up to $3,350 when needed for high volume sale opportunities. Additionally, InfoTech USA, Inc. also has an Agreement for Wholesale Financing with IBM Credit Corporation, through the Applied Digital Solutions' credit facility, to finance inventory purchases up to $1,000. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories.

        On January 31, 2002, and again on February 27, 2002, Applied Digital Solutions entered into amendments to their prior credit agreement with IBM Credit Corporation. These amendments extended the principal and interest payments, which were currently due, to April 2, 2002, including principal payments that were initially due on July 1, 2001. Effective March 27, 2002, Applied Digital Solutions entered into a new credit agreement with IBM Credit Corporation. Applied Digital Solutions' credit agreement with IBM Credit Corporation contains covenants relating to Applied Digital Solutions' financial position and performance, as well as the financial position and performance of Digital Angel Corporation, an affiliate of Applied Digital Solutions. The principal amount outstanding bears interest at an annual rate of 17% and matures on February 28, 2003. The agreement contains provisions to extend the maturity date beyond February 28, 2003; however, if all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%. In addition, Applied Digital Solutions' shares of our common stock are pledged as collateral for amounts outstanding under the credit agreement. IBM Credit Corporation has a security interest in our receivables and inventories, up to the amount advanced from Applied Digital Solutions under the line of credit. Any amounts we owe to Applied Digital Solutions bear interest at the same rate as paid by Applied Digital Solutions to IBM Credit Corporation.

        At June 30, 2002, Applied Digital Solutions and Digital Angel Corporation were not in compliance with certain covenants and other provisions under the credit agreement. On August 21, 2002, IBM Credit Corporation provided Applied Digital Solutions with a waiver of such non-compliance. On September 30, 2002 and again on November 1, 2002, Applied Digital Solutions entered into amendments to its credit agreement with IBM Credit Corporation, which amendments revised certain financial covenants related to the financial performance of Applied Digital Solutions and the financial position and performance of Digital Angel Corporation. At September 30, 2002, Applied Digital Solutions and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Corporation Agreement. Applied Digital Solutions believes that they and Digital Angel Corporation will be able to maintain compliance with the revised covenants; however, there can be no assurance that these covenants will be met. The failure of Applied Digital Solutions or Digital Angel Corporation to meet the amended covenants constitutes an event of default under the credit agreement. If an event of default occurs under the credit agreement, IBM Credit Corporation would be entitled to accelerate the maturity of all the amounts due to them by Applied Digital Solutions, including any amounts advanced to us by Applied Digital Solutions. Additionally, the credit agreement further prohibits Applied Digital Solutions from borrowing funds from other lenders and does not provide for any additional advances from IBM Credit Corporation. Due to these circumstances, future borrowings may not be available to us from Applied Digital Solutions.

        We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation and current cash position will be sufficient to fund our operations and capital expenditures for at least twelve months without utilizing any additional loans from IBM Credit Corporation through the Applied Digital Solutions credit facility. Our long-term capital needs may require additional sources of credit, however, any change in financing arrangements requires the consent of Applied Digital Solutions and IBM Credit Corporation. There can be no assurances that these consents will be given, or that we will be successful in our ability to negotiate additional sources of credit. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our long-term financial condition, results of operations and cash flows.

Sales and Marketing

        Our sales and marketing activities have made great strides in the past year. Our marketing efforts have included the development of collateral material for our sales force, telemarketing campaigns to generate appointments and sales leads, and a completely overhauled website. Additionally, we have designed a new company brochure to continue to develop the InfoTech brand and bring a higher level of professionalism to our sales and marketing team. The collateral material we developed clearly defines our service offerings, giving specific descriptions, deliverables and customer benefits for each service in order to clearly communicate to our customers the value we add.

        Improvements in our sales force include the hiring of a new Director of Sales and new sales executives seasoned in the IT solutions environment. Additionally we implemented a new customer relationship management software resulting in improved customer contact, customer satisfaction and trackability. We have also reorganized our sales team's geographic territories allowing our sales executives to have better coverage, efficiency and effectiveness. We have employed the use of IT "consulting conferences" with our customers. Our sales executives are paired with one of our top engineers and schedule meetings with our customers to discuss their current IT systems, concerns and future goals. These consulting appointments have been very successful in providing our customers with a venue, to explore improvements that may need to be made while providing us with new service opportunities.

Competition

        We compete in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Our primary competitors are Manchester Technologies, Inc., AlphaNet Solutions, Inc., En Pointe Technologies, Inc., Micros-to-Mainframes, Inc. and Pomeroy Computer Resources. Additionally, we expect to face further competition from new market entrants and possible alliances between competitors in the future

         Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than us. No assurance can be given that we will be able to compete successfully against current and future competitors.

        Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities. While there can be no assurance that we will be able to continue to compete successfully with existing or new competition, we believe that we currently compete favorably due to our focus and expertise in network integration and technical services.

EMPLOYEES

        As of December 17, 2002, we employed 40 full-time employees and 1 part-time employee. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

        Customers typically do not place recurring "long-term" orders with us, resulting in a limited order backlog at any point in time. Our failure to receive orders from customers on a continuous basis would have a material adverse effect on our financial condition, results of operations and cash flows given our lack of recurring orders.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

        Federal, state, and local laws or regulations which have been enacted or adopted regulating the discharge of materials into the environment have not had, and under present conditions we do not foresee that they will have, a material adverse effect on our capital expenditures, earnings, cash flows or our competitive position. We will continue to monitor our operations with respect to potential environmental issues, including changes in legally mandated standards.

ITEM 2.     PROPERTIES
(in $'000)

        We lease 601 square feet of general office space in New York City pursuant to a one year lease at an annual rental of $82. This lease expires on October 31, 2003. This location adequately serves our needs and is approximately 85% utilized.

        We lease 9,661 square feet of general office space in Fairfield, New Jersey for $157 per year pursuant to a five and a half year lease expiring on December 27, 2005. This location adequately serves our needs and is approximately 95% utilized.

ITEM 3.     LEGAL PROCEEDINGS

        On October 22, 2002 Anat Ebenstein, our former Chief Executive Officer, filed a complaint against us, Applied Digital Solutions and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages of an unspecified amount arising from an alleged improper termination.

        We are not subject to any environmental or governmental proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on the over-the-counter bulletin board under the symbol "SYCM.OB". The following table shows, for the periods indicated, the high and low bid quotations per share of the common stock based on published financial sources. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2001
First Quarter	$ 1.13	$ 0.47
Second Quarter	0.88	0.47
Third Quarter	0.60	0.42
Fourth Quarter	0.57	0.29
2002
First Quarter	$ 0.35	$ 0.15
Second Quarter	0.25	0.18
Third Quarter	0.41	0.25
Fourth Quarter	0.80	0.17

Dividends

        We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our common stock may be made by our Board of Directors from time to time in the exercise of its business judgment. Our financing agreement with IBM Credit Corporation contains restrictions on our ability to declare and pay dividends.

Holders

        As of December 17, 2002, there were 57 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

Recent Sales of Unregistered Securities

        None.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below, insofar as they relate to the five years ended September 30, 2002, are derived from, and are qualified by reference to, our audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 1998, 1999 and 2000 and for the years ended September 30, 1998 and 1999 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

Consolidated Statement of	For the Year Ended September 30,
Operations Data	2002	2001	2000	1999	1998
	(amounts in thousands except per share amounts)

Net sales	$ 25,182	$ 36,261	$ 40,690	$ 69,683	$ 98,303
Cost of sales	20,765	30,076	36,117	62,731	89,048
Inventory write-down	-	-	-	-	658

Gross Profit	4,417	6,185	4,573	6,952	8,597
Operating expenses	4,447	6,879	6,719	7,250	8,194

(Loss) income from operations	(30)	(694)	(2,146)	(298)	403
Interest expense	(274)	(272)	(147)	(217)	(881)
Other (expense) income	(223)	102	102	3	(241)

Loss before income taxes	(527)	(864)	(2,191)	(512)	(719)
Benefit for income taxes	115	159	231	112	272

Net loss	$ (412)	$ (705)	$ (1,960)	$ (400)	$ (447)

Per Share Data:

Loss – basic	$ (0.08)	$ (0.15)	$ (0.42)	$ (0.08)	$ (0.10)

Weighted average number
of shares outstanding – basic	4,896	4,823	4,694	4,750	4,593

Consolidated Balance Sheet Data:
	As of September 30,
	2002	2001	2000	1999	1998
Working capital	$ 4,081	$ 4,494	$ 6,063	$ 9,078	$ 9,314
Total assets	9,757	19,071	15,630	19,302	27,857
Short term debt	148	1,954	279	96	3,115
Long term debt	21	2,440	999	1,610	1,611
Stockholders' equity	8,238	8,650	9,208	11,207	11,552

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower than average gross profit margins, but are often accompanied by a service arrangement, which yields higher than average gross profit margins.

        The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations.

	Years Ended September 30,
	2002	2001	2000
	%	%	%
Net sales	100.0	100.0	100.0
Cost of goods sold	-82.5	-82.9	-88.8

Gross profit	17.5	17.1	11.2
Operating expenses	-17.6	-19.0	-16.5

Loss from operations	-0.1	-1.9	-5.3
Interest expense	-1.1	-0.8	-0.4
Other (expense) income	-0.9	0.3	0.3

Loss before income taxes	-2.1	-2.4	-5.4
Income tax benefit	0.5	0.4	0.6

Net loss	-1.6	-2.0	-4.8

Fiscal Year 2002 Compared to Fiscal Year 2001
(in $'000 unless otherwise noted)

        Sales for fiscal year 2002 decreased approximately 30.6%, or $11,079, to $25,182 from $36,261 in fiscal year 2001. The decrease in revenue was primarily a result of lower product sales, which declined by $10,507, or 32.1%, to $22,266 from $32,773. Service revenue also fell $572, or 16.4%, to $2,916 from $3,488 in 2001. The decrease in product and service sales was a result of an industry wide soft market that existed throughout the year. Additionally, our product sales declined as a result of our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services.

        Gross profit declined by 28.6%, or $1,768, in fiscal year 2002 to $4,417 from $6,185 in fiscal year 2001. The decrease in gross profit was primarily due to the overall decrease in revenue resulting from the soft market in the IT industry. However, overall gross margin increased from 17.1% in 2001 to 17.5% in 2002. Product gross profit percentage was 13.7% in 2002 compared to 12.8% in 2001. Service gross profit percentage was 46.4% in fiscal year 2002 compared to 57.2% in fiscal year 2001.

        Selling, general and administrative expenses decreased $2,070, or 33.1%, to $4,179 for fiscal year 2002, compared to $6,249 in fiscal year 2001. The reduction in expense was due to several cost savings measures taken in 2002. We completed the centralization of our service and administrative operations in our headquarters in Fairfield, New Jersey and closed our Shirley, New York facility. We also closed two other small sales offices in Marlton, New Jersey and Albany, New York, and we relocated our New York City office to more economical and suitable space. Additionally, we had an overall reduction in our workforce and reduced sales commissions both of which were related to the decline in our sales volume.

        Depreciation and amortization expense for fiscal year 2002 decreased $267, or 49.9%, from $535 in fiscal 2001. The decrease was primarily due to the adoption of SFAS 142, which took effect October 1, 2001. The adoption of SFAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the current fiscal year. Goodwill amortization in 2001 was $185. Also, the annual valuation analysis of InfoTech USA that was conducted in order to test for goodwill impairment did not result in any goodwill impairment. Additionally, depreciation on the building and equipment of our Shirley facility ceased September 2001 as a result of management's decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when we determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. At the time the expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged in the fourth quarter of fiscal year 2001. Depreciation associated with the Shirley, New York facility was approximately $84 in 2001.

        Loss from operations decreased significantly. The decrease in the loss of $664, or 95.7%, to $30 in fiscal year 2002 from a loss of $694 in fiscal year 2001, resulted from a combination of reduced selling, general and administrative expense and reduced depreciation and amortization expense.

        Other expense (income) increased $325 from income of $102 in 2001 to an expense of $223 in 2002. This increase was primarily due to $274 of expenses related to the attempted VeriChip Corporation merger, which was terminated in October of 2002.

        Interest expense of $274 and $272 in fiscal year 2002 and 2001, respectively, was comparable.

         Our net loss for fiscal year 2002 decreased 41.6%, or $293, to $412 from $705 in fiscal year 2001 primarily due to the combination of reduced selling, general and administrative expense and reduced depreciation and amortization expense.

Fiscal Year 2001 Compared to Fiscal Year 2000
(in $'000 unless otherwise noted)

        Sales for fiscal year 2001 decreased approximately 10.9%, or $4,429, to $36,261 from $40,690 in fiscal year 2000. The decrease in revenue was a result of lower product sales, which declined by $7,917, or 19.5%, to $32,773 from $40,690. This decrease was somewhat offset by increased service revenue of $3,488 primarily from InfoTech USA (formerly Information Products), acquired in December 2000. Service revenue in fiscal year 2000 was negligible. The decrease in product sales was a result of the pending change in control of the company in the first quarter and the reduction in sales staff resulting in substantially lower revenue during the first quarter of 2001. Additionally, the industry has suffered from a very soft market, which began in February of 2001. This was somewhat offset by the 10 months of incremental sales contributed by InfoTech USA.

        Gross profit and gross profit as a percentage of sales both increased in fiscal year 2001 compared to fiscal year 2000. Gross profit increased by $1,612 to $6,185 in fiscal year 2001 compared to $4,573 in fiscal year 2000, an increase of 35.3%. Gross profit as a percentage of sales rose to 17.1% in fiscal year 2001 from 11.2% in fiscal year 2000. Product gross profit percentage was 12.8% in 2001 compared to 11.2% in 2000. Service gross profit percentage was 57.2% in fiscal year 2001. Service revenue in fiscal year 2000 was negligible. The substantial increase in the gross profit and the gross profit percentage, despite lower revenue, was primarily attributable to the acquisition of InfoTech USA in December 2000. InfoTech USA's product and services business produced a significantly higher margin during the period than we historically experienced.

        Selling, general and administrative expenses were $6,249 for fiscal year 2001, down $162, or 2.5%, from $6,411 in fiscal year 2000. The reduction in expense was primarily due to layoffs at Information Technology Services, Inc. and other cost control programs, reduced commissions on lower sales, and staff reductions associated with redirecting marketing efforts implemented in the 4th quarter of 2000. In addition, we received approximately $230 in reimbursements from Applied Digital Solutions for services provided by our officers to other subsidiaries of Applied Digital Solutions. These reimbursements were primarily for salaries of certain officers. These reimbursements were recorded as an offset to selling, general and administrative expenses in the period the expenses were incurred. We do not anticipate receiving future reimbursements from Applied Digital Solutions due to the restructuring of their operations. This was offset somewhat by additional selling, general and administrative expenses from InfoTech USA.

        Depreciation and amortization expense for fiscal year 2001 was $535, an increase of $227, or 73.7%, over the $308 in fiscal 2000. The increase was primarily due to the amortization of goodwill associated with the acquisition of InfoTech USA in December 2000, as well as the additional depreciation expense from InfoTech USA.

        Asset impairment of $95 in fiscal year 2001 was a result of the plan to dispose of our Shirley, New York facility (see Note 4 of our Consolidated Financial Statements). There was no asset impairment in fiscal year 2000.

        Interest expense increased $125 to $272 in 2001 compared to $147 in 2000, an increase 85.0%. The increase in interest expense was primarily due to the debt associated with the acquisition of InfoTech USA.

        Loss before income tax benefit decreased significantly. The decrease in the loss of $1,327 to $864 in fiscal year 2001, from a loss of $2,191 in fiscal year 2000, was decrease of 60.6%. The improved operating results before income taxes resulted primarily from the improved gross profit stemming from an improved mix of services and products offered by the company in fiscal year 2001.

        Our effective tax rate was 18.4% in fiscal year 2001 and 10.5% in fiscal year 2000. Differences in the effective income tax rate from the statutory federal rate arise from non-deductible goodwill amortization and state taxes net of federal benefit.

        Our net loss for fiscal year 2001 decreased $1,255 to $705 from $1,960 in fiscal year 2000 primarily due to improved gross profit discussed above.

Liquidity and Capital Resources
(in $'000)

        Cash provided by operating activities in fiscal 2002 was $3,364 compared to $3,235 in fiscal year 2001, and cash used in operating activities of $458 in fiscal year 2000. The cash provided by operating activities during 2002 was primarily a result of a large reduction in accounts receivable and inventories. This was somewhat offset by a reduction in accounts payable and the net loss for the year. The cash provided by operating activities during 2001 was primarily a result of a large reduction in accounts receivable and a reduction in inventory. This was somewhat offset by a reduction in accounts payable and the net loss for the year. The cash used in operating activities in fiscal 2000 was primarily as a result of the net loss for the year and reductions in payable, which was offset by reductions in accounts receivable and other current assets.

        Cash provided by investing activities of $2,448 in fiscal year 2002 was primarily the result of the sale of the Shirley, New York facility. The cash used in investing activities of $2,012 in fiscal year 2001 was primarily to acquire our interest in InfoTech USA in the first quarter of 2001. The use of cash in 2000 of $300 was primarily for financing capital expenditures.

        Net cash used in financing activities was $4,225, $451 and $467 for the fiscal years 2002, 2001 and 2000, respectively. The net cash used in 2002 was primarily related to the repayment of the notes payable to Applied Digital Solutions for the purchase of InfoTech USA. The net cash used in 2001 was primarily due to InfoTech USA paying down its line of credit with Applied Digital Solutions. Other net cash used in financing during 2001 and 2000 was for payments on notes payable and long-term debt and the re-purchase of our common stock.

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. On January 5, 2001, Information Technology Services, Inc. entered into an Agreement for Wholesale Financing with IBM Credit Corporation, which replaced the Agreement for Wholesale Financing with IBM Credit Corporation dated November 27, 2000. The current agreement allows Information Technology Services, Inc. to finance inventory purchases up to $2,350. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. The line is subject to temporary increases, thereby increasing the line of credit up to $3,350 when needed for high volume sale opportunities. Additionally, InfoTech USA, Inc. also has an Agreement for Wholesale Financing with IBM Credit Corporation, through the Applied Digital Solutions' credit facility, to finance inventory purchases up to $1,000. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories.

        On January 31, 2002, and again on February 27, 2002, Applied Digital Solutions entered into amendments to their prior credit agreement with IBM Credit Corporation. These amendments extended the principal and interest payments, which were currently due, to April 2, 2002, including principal payments that were initially due on July 1, 2001. Effective March 27, 2002, Applied Digital Solutions entered into a new credit agreement with IBM Credit Corporation. Applied Digital Solutions' credit agreement with IBM Credit Corporation contains covenants relating to Applied Digital Solutions financial position and performance, as well as the financial position and performance of Digital Angel Corporation, an affiliate of Applied Digital Solutions. The principal amount outstanding bears interest at an annual rate of 17% and matures on February 28, 2003. The agreement contains provisions to extend the maturity date beyond February 28, 2003; however, if all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%. In addition, Applied Digital Solutions' shares of our common stock are pledged as collateral for amounts outstanding under the credit agreement. IBM Credit Corporation has a security interest in our receivables and inventories, up to the amount advanced from Applied Digital Solutions under the line of credit. Any amounts we owe to Applied Digital Solutions bear interest at the same rate as paid by Applied Digital Solutions to IBM Credit Corporation.

        At June 30, 2002, Applied Digital Solutions and Digital Angel Corporation were not in compliance with certain covenants and other provisions under the credit agreement. On August 21, 2002, IBM Credit Corporation provided Applied Digital Solutions with a waiver of such non-compliance. On September 30, 2002 and again on November 1, 2002, Applied Digital Solutions entered into amendments to its credit agreement with IBM Credit Corporation, which amendments revised certain financial covenants related to the financial performance of Applied Digital Solutions and the financial position and performance of Digital Angel Corporation. At September 30, 2002, Applied Digital Solutions and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Corporation Agreement. Applied Digital Solutions believes that they and Digital Angel Corporation will be able to maintain compliance with the revised covenants; however, there can be no assurance that these covenants will be met. The failure of Applied Digital Solutions or Digital Angel Corporation to meet the amended covenants constitutes an event of default under the credit agreement. If an event of default occurs under the credit agreement, IBM Credit Corporation would be entitled to accelerate the maturity of all the amounts due to them by Applied Digital Solutions, including any amounts advanced to us by Applied Digital Solutions. Additionally, the credit agreement further prohibits Applied Digital Solutions from borrowing funds from other lenders and does not provide for any additional advances from IBM Credit Corporation. Due to these circumstances, future borrowings may not be available to us from Applied Digital Solutions.

        We believe that our present Agreement for Wholesale Financing with IBM Credit Corporation and current cash position will be sufficient to fund our operations and capital expenditures for at least twelve months without utilizing any additional loans from IBM Credit Corporation through the Applied Digital credit facility. Our long-term capital needs may require additional sources of credit, however, any change in financing arrangements requires the consent of Applied Digital Solutions and IBM Credit Corporation. There can be no assurances that these consents will be given, or that we will be successful in our ability to negotiate additional sources of credit. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our long-term financial condition, results of operations and cash flows.

        The table below summarizes our long term debt, consisting of a capitalized lease, our operating lease commitments and our consulting agreements as of September 30, 2002:

		Payments Due By Period

		Less than	1 - 3	4 - 5	After 5th
	Total	1 Year	Years	Years	Year

Capital Lease Relative to software
including 18% interest	$50	$27	$23	-	-
Leases – Premises	600	240	321	$39	-
Consulting Agreement	390	120	240	30	-

Total	$1,040	$387	$584	$69	-

Seasonality and Quarterly Fluctuations

        We have historically experienced, and expect to continue to experience, fluctuations in our net sales, income (loss) from operations and net income (loss) due to the size and timing of system sales transactions. Due to the fact that a significant portion of our overhead is fixed, our results of operations may be adversely affected if revenues were to fall below our expectations.

        The following table sets forth certain quarterly information for the periods indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Amounts in thousands)

For the year ended
September 30, 2002:
Net sales	$5,341	$10,505	$4,795	$4,541
Gross profit	910	1,365	964	1,178
(Loss) income from operations	(380)	107	(21)	264
Net (loss) income	(281)	21	(72)	(80)

For the year ended
September 30, 2001:
Net sales	$7,428	$9,240	$7,465	$12,128
Gross profit	1,741	1,666	996	1,782
(Loss) income from operations	(387)	(41)	(463)	197
Net (loss) income	(353)	(100)	(324)	72

For the year ended
September 30, 2000:
Net sales	$11,725	$9,338	$10,832	$8,795
Gross profit	1,282	1,313	1,034	944
Loss from operations	(952)	(535)	(538)	(121)
Net loss	(748)	(470)	(530)	(212)

Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS 141 requires, among other items, business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and establishes specific criteria for the recognition of intangible assets separate from goodwill. SFAS 142 states (1) goodwill and indefinite lived intangible assets will no longer be amortized; (2) goodwill will be tested for impairment at least annually; (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We adopted the provisions of these statements at the beginning of our fiscal year beginning October 1, 2001. We tested for the impairment of goodwill upon the adoption of SFAS 142 and as of September 30, 2002, our tests resulted in no charges for goodwill impairment.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of Accounting Principals Board, or APB, Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS 144 will have a material impact on our operations or financial position.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in

Restructuring)," and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a significant financial impact on our consolidated financial statements.

Inflation

        In the opinion of management, inflation has not had a material effect on our operations.

Critical Accounting Policies

         The Securities and Exchange Commission recently issued disclosure guidance for “critical accounting policies.” The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         Our significant accounting policies are described in Note 1 to our consolidated financial statements, contained elsewhere in this report. We believe that the following accounting policies or estimates require the application of management's most difficult, subjective or complex judgments:

Estimating Allowances for Doubtful Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Valuation of Deferred Tax Assets

         We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that it is more likely than not that we will realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results; however, a portion of our net operating loss was incurred prior to the change of control which occurred during December 2000. As a result, these net operating losses are subject to annual limitations provided by the Internal Revenue Code and similar state provisions. Therefore, we believe it is not likely we will realize the tax benefits associated with the net operating losses existing prior to the change of control and, accordingly, have recorded a valuation allowance of $574. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance against a portion or all of our deferred tax assets, which could materially impact our financial position or results of operations.

Valuation of Long-Lived Assets

        We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results, through September 30, 2002, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

15

ITEM 7A.      QUANTITATIVE AND QUALITATAIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and supplementary data included in this Annual Report are listed in Item 15 and begin immediately after Item 15.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Previous independent accountants – Termination of Albrecht, Viggiano, Zureck & Company, P.C. – September 7, 2001

        On September 7, 2001, we terminated Albrecht, Viggiano, Zureck & Company, P.C. as our independent accountants. Our Board of Directors approved the decision to change independent accountants. The reports of Albrecht, Viggiano, Zureck & Company, P.C. on the financial statements for the fiscal year 2000 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for fiscal year 2000 and through September 6, 2001, there had been no disagreements with Albrecht, Viggiano, Zureck & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Albrecht, Viggiano, Zureck & Company, P.C. would have caused them to make reference thereto in their report on the financial statements for such years. During fiscal year 2000 and through September 6, 2001, there were no reportable events as defined in Regulation S-K Item 304(a)(1)(v). We requested that Albrecht, Viggiano, Zureck & Company, P.C. furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 13, 2001, is filed as an exhibit to this annual report.

(b)	Independent accountants replacing Albrecht, Viggiano, Zureck & Company PC – September 12, 2001 – Rubin, Brown, Gornstein & Company LLP

        We engaged Rubin, Brown, Gornstein & Company, LLP as our independent accountants as of September 13, 2001. During the two most recent fiscal years prior to engaging Rubin, Brown, Gornstein & Company, LLP and through September 13, 2001, we did not consult with Rubin, Brown, Gornstein & Company, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

(c)	Previous independent accountants – Termination of Rubin Brown Gornstein & Company, LLP – August 1, 2002

        On August 1, 2002, we terminated Rubin, Brown, Gornstein & Company, LLP as our independent accountants. Our Board of Directors approved the decision to change independent accountants. The reports of Rubin, Brown, Gornstein & Company, LLP on the financial statements for fiscal year 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audit for fiscal year 2001 and through August 1, 2002, there have been no disagreements with

Rubin, Brown, Gornstein & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Rubin, Brown, Gornstein & Company, LLP would have caused them to make reference thereto in their report on the financial statements for such years. During the fiscal year 2001 and through August 1, 2002, there was one reportable event. The following is a description of the event reported to us by Rubin, Brown, Gornstein & Company, LLP, which is the only reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K:

During the year ended September 30, 2001, one of the Registrant's subsidiaries transitioned certain employees and responsibilities to another location. As a result, a certain employee assumed additional responsibilities for this subsidiary, resulting in a lack of segregation of duties in the cash receipts, cash disbursements and payroll functions. As of November 15, 2001, all accounting functions were transitioned to another location, and, as a result, management believes that responsibilities related to the cash receipts, cash disbursements and payroll functions have been adequately segregated.

        We have requested that Rubin, Brown, Gornstein & Company, LLP furnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated August 1, 2002, is filed as an exhibit to this annual report.

(d)	Independent accountants replacing Rubin, Brown, Gornstein & Company LLP – August 1, 2002 – J. H. Cohn LLP

        We engaged J.H. Cohn LLP as our new independent accountants as of August 1, 2002. During the two most recent fiscal years and through August 1, 2002, the we have not consulted with J.H. Cohn LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report nor oral advice was provided to the Registrant that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

        We filed a Current Report on Form 8-K on August 1, 2002 with the Securities and Exchange Commission to report the engagement of J.H. Cohn LLP. Attached to that report as an exhibit was a letter from Rubin, Brown, Gornstein & Company, LLP addressed to the Securities and Exchange Commission stating that they agreed with the disclosure contained in the Current Report on Form 8-K.

        We filed a Current Report on Form 8-K/A on December 19, 2002 with the Securities and Exchange Commission to report the termination of Rubin, Brown, Gornstein & Company, LLP as our independent accountants. Attached to that report as an exhibit was a letter from Rubin, Brown, Gornstein & Company, LLP addressed to the Securities and Exchange Commission stating that they agreed with the disclosure contained in the Current Report on Form 8-K/A.

Part III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 will be included in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 will be included in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 will be included in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

        It is the Chief Executive Officer's and Chief Financial Officer's responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly and quarterly results and an established system of internal controls.

        During the fourth quarter, management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the disclosure controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure are identified and communicated in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	The financial statements and financial statement schedules listed below are included in this report
Reports of Independent Public Accountants
Financial Statements
Consolidated Balance Sheets Consolidated Statements of Operations Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows Notes to Consolidated Financial Statements
Financial Statement Schedule
Schedules of Valuation and Qualifying Accounts
(a)(2)	Financial statement schedules have been included in Item 15(a)(1) above.
(a)(3)	Exhibits
See Index to Exhibits filed as part of this annual report on Form 10-K.

(b)	Reports on Form 8-K

On August 2, 2002, we filed a Current Report on Form 8-K under Item 4 and 7 reporting a change in our accountants.

On August 14, 2002, we filed a Current Report on Form 8-K under Item 7 disclosing the certifications made by our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

On December 19, 2002, we filed a Current Report on Form 8-K/A under Item 4 and 7 amending the Current Report Form 8-K reporting a change in our accountants originally filed on August 2, 2002.

(c)	Exhibits – Included in Item 15(a)(3) above.

19

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield, State of New Jersey, on December 20, 2002.

SYSCOMM INTERNATIONAL CORPORATION (Registrant)
By:	/s/ Kevin McLaughlin
Kevin McLaughlin, Chief Executive Officer, Secretary, Assistant Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jerome C. Artigliere	Chairman of the Board of	December 20, 2002
(Jerome C. Artigliere)	Directors
/s/ Kevin McLaughlin	Chief Executive Officer, Secretary, Assistant Treasurer and Director	December 20, 2002
(Kevin McLaughlin)	(Principal Executive Officer)
/s/ J. Robert Patterson	Vice President, Treasurer and Chief	December 20, 2002
(J. Robert Patterson)	Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Charles L. Doherty	Director	December 20, 2002
(Charles L. Doherty)
/s/ Scott Silverman	Director	December 20, 2002
(Scott Silverman)
Director
(Anat Ebenstein)

CERTIFICATIONS

I, Kevin McLaughlin, Chief Executive Officer of SysComm International Corporation (the "Registrant"), certify that:

        1.        I have reviewed this annual report on Form 10-K of the Registrant;

        2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and we have:

            a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
/s/ Kevin McLaughlin
Kevin McLaughlin, Chief Executive Officer

I, J.Robert Patterson, Chief Financial Officer of SysComm International Corporation (the "Registrant"), certify that:

        1.        I have reviewed this annual report on Form 10-K of the Registrant;

        2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and we have:

            a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002
/s/ J. Robert Patterson
J. Robert Patterson, Chief Financial Officer

Certification Pursuant to
18 U.S.C. §1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Annual Report of SysComm International Corporation (the "Registrant") on Form 10-K for the year ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin McLaughlin, Chief Executive Officer of the Registrant, certify, to the best of my knowledge, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ Kevin McLaughlin
Kevin McLaughlin Chief Executive Officer SysComm International Corporation December 20, 2002

Certification Pursuant to
18 U.S.C. §1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Annual Report of SysComm International Corporation (the "Registrant") on Form 10-K for the year ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Robert Patterson, Chief Financial Officer of the Registrant, certify, to the best of my knowledge, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ J. Robert Patterson
J. Robert Patterson Chief Financial Officer SysComm International Corporation December 20, 2002

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

2.4

Addendum to Stock Purchase Agreement by and between the Company and Applied Digital Solutions, Inc., dated December 14, 2000 (incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 2000, as amended by the Company's Current Report on Form 8-K/A filed with the Commission on February 9, 2001).

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

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)
4.1	Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001
10.1

Agreement for Wholesale Financing (Security Agreement), dated November 27, 2000 between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001)

10.2

Agreement for Wholesale Financing (Security Agreement), dated January 5, 2001, between the Company's subsidiary, Information Technology Services, Inc., and IBM Credit Corporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.3*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)

10.4*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)
10.5*	2001 Flexible Stock Plan (incorporated herein by reference (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.6

Collateralized Guaranty dated May 23, 2001 between the Company, its subsidiaries, Information Technology Services, Inc. and Information Products Center, Inc., and IBM Credit Corporation (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Commission on August 13, 2001)

10.7

Contract of Sale - Office, Commercial and Multi-Family Residential Premises by and between SysComm International Corporation and Parr Research and Marketing, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated January 28, 2002 filed with the Commission on February 12, 2002)

10.8

Third Amended and Restated Term Credit Agreement dated March 1, 2002 between Applied Digital Solutions, Inc., Digital Angel Share Trust and IBM Credit Corporation (incorporated by reference to Exhibit 10.2 to the Applied Digital Solutions, Inc.'s Current Report on Form 8-K filed with the Commission on March 8, 2002)

10.9

Letter dated August 13, 2002 from IBM Corporation discussing the waiver of certain existing defaults under the Third Amended and Restated Term Credit Agreement (incorporated by reference to Exhibit 10.2 to the Applied Digital Solutions, Inc. Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 filed with the Commission on August 14, 2002).

10.10

Waiver Agreement from IBM Credit Corporation, waiving existing defaults under the Third Amended and Restated Term Credit Agreement as of June 30, 2002 (incorporated by reference to Exhibit 10.20 to Applied Digital Solutions, Inc. Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on August 27, 2002).

10.11

Amendment to the Third Amended And Restated Term Credit Agreement dated as of September 30, 2002 (incorporated by reference to Exhibit 10.21 to Applied Digital Solutions, Inc. Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002).

10.12

Amendment to the Third Amended And Restated Term Credit Agreement dated as of November 1, 2002 (incorporated by reference to Exhibit 10.22 to Applied Digital Solutions, Inc. Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002).

10.13	Sublease Agreement dated as of May 25, 2000 by and between Sungard Portfolio Solutions and Information Products Center, Inc.
18.1	Letter regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K filed with the Commission on September 13, 2001).
18.2	Letter regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K filed with the Commission on August 2, 2002).
18.3	Letter regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A filed with the Commission on December 19, 2002).
21.1	List of Subsidiaries

*	Management contract or compensatory plan.

Contents

Reports of Independent Public Accountants	F-2/4
Financial Statements
Consolidated Balance Sheets September 30, 2002 and 2001	F-5
Consolidated Statements Of Operations Years ended September 30, 2002, 2001 and 2000	F-6
Consolidated Statements Of Stockholders' Equity Years ended September 30, 2002, 2001 and 2000	F-7
Consolidated Statements Of Cash Flows Years ended September 30, 2002, 2001 and 2000	F-8
Notes To Consolidated Financial Statements	F-9/26
Schedule II - Valuation and Qualifying Accounts Years ended September 30, 2002, 2001 and 2000	S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
SysComm International Corporation
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheet of SysComm International Corporation and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SysComm International Corporation and Subsidiaries as of September 30, 2002, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit referred to above included the information in Schedule II, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J. H. Cohn LLP

Roseland, New Jersey
October 30, 2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
SysComm International Corporation
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheet of SysComm International Corporation and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SysComm International Corporation and subsidiaries as of September 30, 2001 and its results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly the information required to be set forth therein.

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
November 7, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
SysComm International Corporation and Subsidiary
Shirley, New York

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of SysComm International Corporation and Subsidiary as of September 30, 2000 and the results of its operations and its cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/   ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.

Hauppauge, New York
December 15, 2000

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (In thousands, except par value)

Assets
	September 30,
	2002	2001

Current Assets
Cash and cash equivalents	$ 3,398	$ 1,811
Accounts receivable (net of allowance for doubtful accounts
of $208 in 2002 and $414 in 2001)	1,913	9,409
Inventories	91	495
Deferred tax assets	42	171
Other current assets	135	589

Total Current Assets	5,579	12,475

Property, equipment and improvements, net	524	3,177

Goodwill, net	2,154	2,154

Other assets	1,500	1,265

Total Assets	$ 9,757	$ 19,071

Liabilities And Stockholders' Equity
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$ 21	$ 1,007
Amounts due to Parent Company	127	947
Accounts payable	190	4,850
Accrued expenses and other liabilities	1,160	1,177

Total Current Liabilities	1,498	7,981

Note payable – Parent Company	–	2,398

Long-term debt and capital lease obligations	21	42

Total Liabilities	1,519	10,421

Commitments and contingencies

Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	–	–
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares
issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Retained earnings	2,445	2,857
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	8,238	8,650

Total Liabilities and Stockholders' Equity	$ 9,757	$ 19,071

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except share and per share data)

	For The Years Ended September 30,
	2002	2001	2000

Revenue
Product revenue	$22,266	$ 32,773	$ 40,690
Service revenue	2,916	3,488	–

Total revenue	25,182	36,261	40,690

Cost of sales
Cost of products sold	19,203	28,583	36,117
Cost of services sold	1,562	1,493	–

Total cost of products and services sold	20,765	30,076	36,117

Gross profit	4,417	6,185	4,573
Selling, general and administrative expenses	4,179	6,249	6,411
Depreciation and amortization	268	535	308
Asset impairment	–	95	–

Loss from operations	(30)	(694)	(2,146)
Other (income) expense:
Other (income) expense	223	(102)	(102)
Interest expense	274	272	147

Loss before income tax benefit	(527)	(864)	(2,191)
Income tax benefit	(115)	(159)	(231)

Net Loss Applicable To Common Stockholders	$ (412)	$ (705)	$ (1,960)

Net Loss Per Common Share – Basic	$ (0.08)	$ (0.15)	$ (0.42)

Weighted Average Number Of Common Shares
Outstanding - Basic	4,896	4,823	4,694

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For The Years Ended September 30, 2002, 2001 and 2000 (In thousands)

			Additional			Total
	Common Stock		Paid-In	Retained	Treasury	Stockholders'
	Number	Amount	Capital	Earnings	Stock	Equity

Balance – October 1, 1999	5,524	$55	$6,474	$5,522	$(844)	$11,207

Net Loss	–	–	–	(1,960)	–	(1,960)

Common Stock Issued Pursuant to Stock Purchase Plan	31	1	28	–	–	29

Purchase Of Treasury Shares	–	–	–	–	(68)	(68)

Balance – September 30, 2000	5,555	56	6,502	3,562	(912)	9,208

Net Loss	–	–	–	(705)	–	(705)

Compensatory Stock Options
Issued To Non-employees	–	–	73	–	–	73

Common Stock Issued Pursuant
To Stock Purchase Plan	2	–	–	–	–	–

Net Proceeds From Issuance of Common Stock	200	2	78	–	–	80

Purchase Of Treasury Shares	–	–	–	–	(6)	(6)

Balance – September 30, 2001	5,757	58	6,653	2,857	(918)	8,650

Net Loss	–	–	–	(412)	–	(412)

Balance – September 30, 2002	5,757	$ 58	$ 6,653	$ 2,445	$ (918)	$ 8,238

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	For The Years Ended September 30,
	2002	2001	2000

Cash flows from operating activities
Net loss	$ (412)	$ (705)	$ (1,960)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	268	535	308
Compensatory stock options issued to non-employees	–	73	–
Deferred income taxes	(115)	(283)	(250)
(Gain) loss on disposition of property and equipment	–	(6)	9
Asset impairment	–	95	–
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,496	4,493	2,911
Decrease in inventories	404	331	337
(Increase) decrease in other current assets	386	(418)	(570)
Decrease in other assets	15	29	–
Decrease in accounts payable
and accrued expenses	(4,677)	(909)	(1,243)

Net cash provided by (used in) operating activities	3,365	3,235	(458)

Cash flows from investing activities
Payments received on note receivable	68	31	–
Capital expenditures	(56)	(97)	(305)
Payment for costs of business acquisitions (net of cash acquired)	–	(1,966)	–
Proceeds from disposition of property and equipment	2,441	10	5
Net increase (decrease) in cash surrender value of life insurance	(6)	10	–

Net cash provided by (used in) investing activities	2,447	(2,012)	(300)

Cash flows from financing activities
Payments of long-term debt	(3,405)	(293)	(428)
Net payments on Parent Company line of credit	(820)	(232)	–
Net proceeds from issuance of common stock	–	80	29
Purchase of treasury stock	–	(6)	(68)

Net cash used in financing activities	(4,225)	(451)	(467)

Net increase (decrease) in cash and cash equivalents	1,587	772	(1,225)

Cash and cash equivalents – beginning of year	1,811	1,039	2,264

Cash and cash equivalents – end of year	$ 3,398	$ 1,811	$ 1,039

Supplemental disclosure of cash flow information
Income taxes paid	$ 74	$ 32	$ 29
Interest paid	321	224	147

See the accompanying notes to consolidated financial statements.

SYSCOMM INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands)

Note 1 – Summary Of Significant Accounting Policies

Business Organization And Basis Of Presentation
SysComm International Corporation (the “Company”) was incorporated on September 30, 1987 as a Delaware corporation. The Company has two active subsidiaries: Information Technology Services, Inc. (doing business as InfoTech, a New York corporation since 1980), and InfoTech USA, Inc. (formerly, Information Products Center, Inc.), a New Jersey corporation since 1983. The Company is controlled by its 53% majority stockholder, Applied Digital Solutions, Inc. (“ADS” or the “Parent Company”).

The Company, through its subsidiaries, conducts business in the New York City Metropolitan area and New Jersey. The Company is a supplier and systems integrator of a broad range of computer services and related products. The Company's customers are generally medium to large size entities.

Change In Control
On December 14, 2000, pursuant to the terms of a Stock Purchase Agreement, as amended, between the selling stockholders described in Note 2 and ADS, a Missouri corporation, ADS acquired approximately 55% of the then issued and outstanding common stock of the Company, resulting in a change in control.

Basis Of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use Of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Revenue Recognition
For product sales, the Company recognizes revenue in accordance with the applicable product's shipping terms. The Company has no obligation for warranties on new hardware sales, because the manufacturer provides the warranties. For consulting and other services, the Company recognizes revenue based on the direct labor hours incurred times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on the relative fair value of each element. The Company does not offer a warranty policy for services to customers.

The Company provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Inventories Inventories consist principally of computer hardware and software and are valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

The Company reviews the movement of inventories on an item-by-item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the need for an inventory valuation allowance. The allowance was $78 and $115 as of September 30, 2002 and 2001, respectively.

Property, Equipment And Improvements
Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, any assets disposed are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

Depreciation and amortization are computed using straight-line and accelerated method over the following estimated useful lives:

Estimated Useful Life
Vehicles	1-5 years
Computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	5 years

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Goodwill
The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") in fiscal 2002, goodwill was amortized on a straight-line basis over 10 years. Goodwill is no longer amortized. Instead, it is tested at least annually for impairment. See Note 5 for the impact of the adoption of SFAS 142 on the consolidated financial statements.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Earnings (Loss) Per Common Share
The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Since the Company had net losses in 2002, 2001 and 2000, the assumed effects of the exercise of employee stock options for the purchase of 344, 16 and 0 common shares outstanding at September 30, 2002, 2001 and 2000, respectively, would have been anti-dilutive.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Cash And Cash Equivalents The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value Of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying values of the cash surrender value of life insurance policies approximate fair values because the balance is recorded at the amount realizable if the policies were terminated as of the balance sheet date. The carrying value of long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Impact Of Recently Issued Accounting Standards
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This standard supersedes SFAS 121, "Accounting for the Impairment or Long-Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," ("APB 30") with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS 144 will have a material impact on its operations or financial position.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated With Exit or Disposal Activities" ("SFAS 146"). SFAS 146 nullifies the consensus in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)," and requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a significant financial impact on its consolidated financial statements.

Reclassifications Certain prior year amounts have been reclassified to conform to the presentations in the consolidated financial statements as of and for the year ended September 30, 2002.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 2 – Acquisition

On December 14, 2000, the Company acquired 51% of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation currently doing business as "InfoTech USA, Inc.", from ADS. InfoTech USA, Inc. is a systems integrator and network solutions provider. The purchase price for the shares of InfoTech USA, Inc. was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, the Company acquired the remaining 49% of the outstanding shares of common stock of InfoTech USA, Inc. for $2,398, payable by promissory note. The purchase price for InfoTech USA, Inc. was assigned to the assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of net assets acquired resulting in goodwill of approximately $2,339, which was being amortized on a straight-line basis over 10 years until SFAS 142 was adopted. Results of operations of InfoTech USA, Inc. are included from December 14, 2000. See Note 18 for the pro forma effect of the acquisition.

Note 3 – Other Current Assets

	2002	2001

Vendor receivables (rebates and returns)	$ 65	$ 244
Prepaid expenses	39	182
Trade notes receivable	19	87
Other	12	76

Totals	$ 135	$ 589

Note 4 – Property, Equipment And Improvements

	2002	2001

Vehicles	$ 26	$ 105
Computer equipment	1,403	1,355
Furniture and fixtures	316	309
Leasehold improvements	63	63

	1,808	1,832
Less accumulated depreciation	(1,284)	(1,093)

	524	739
Carrying value of land, building, and equipment
held for sale	–	2,438

Totals	$ 524	$ 3,177

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations in the amount of $64 and $145 at September 30, 2002 and 2001, respectively. Related accumulated depreciation amounted to $23 and $60 at September 30, 2002 and 2001, respectively. Amortization expense of capital lease assets is included in depreciation expense.

Depreciation and amortization charged against income amounted to $268, $350 and $308 for 2002, 2001 and 2000, respectively.

In August 2001, the Company entered into a plan to dispose of its Shirley, New York facility. At that time, the Company determined that the net book value of the land, building and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2,500. The expected sales proceeds were estimated at $2,400. This resulted in an asset impairment of $95 being charged to operations in 2001.

On January 28, 2002, the Company sold its facilities in Shirley, New York for $2,400. The sale generated cash of approximately $1,300 after repaying the related mortgage and other transaction fees. The Company has centralized all back office and warehousing operations in its Fairfield, New Jersey location, which has become the new corporate headquarters.

Note 5 – Goodwill

Goodwill consists of the unamortized excess of cost over fair value of tangible and identifiable intangible assets of InfoTech USA, Inc. at the date of acquisition. The Company applied APB No. 16, "Business Combinations," and used the purchase method of accounting for this acquisition. Goodwill at September 30, 2002 and 2001 consists of:

Original balance	$ 2,339
Less accumulated amortization	(185)

Carrying value	$ 2,154
Amortization expense amounted to $185 for 2001.

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the new standard. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Valuation analysis testing for goodwill impairment upon the adoption of SFAS 142 and as of September 30, 2002 resulted in no charges for goodwill impairment.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Net loss and loss per share for the year ended September 30, 2001, adjusted for the assumed exclusion of goodwill amortization expense from October 1, 2000 are as follows:

Net Loss:
Net Loss, as Reported	$ (705)
Goodwill Amortization	185
Net Loss, as Adjusted	$ (520)

Basic and Diluted Earnings (Loss) Per Common Share:
Net Loss Per Share, as Reported	$ (0.15)
Goodwill Amortization	0.04
Net Loss Per Common Share, as Adjusted	$ (0.11)

Note 6 – Other Assets

	2002	2001

Deferred tax assets	$ 1,053	$ 809
Cash surrender value of life insurance policies	405	399
Other	42	57

Totals	$ 1,500	$ 1,265

Note 7 – Financing Arrangements

On January 5, 2001, one of the Company's subsidiaries, Information Technology Services, Inc., entered into an agreement for Wholesale Financing with IBM Credit Corporation (the "AWF Agreement"). The AWF Agreement replaced a similar agreement with IBM Credit Corporation dated November 27, 2000. The current AWF Agreement provides for financing of inventory purchases up to $2,350. Borrowing for purchases is limited to 75% of all eligible receivables due within 90 days and up to 100% of eligible inventories. The AWF Agreement is subject to temporary increases, thereby increasing availability up to $3,350 during certain periods. No interest is charged during the first thirty days that a purchase has been financed. After thirty days, interest accrues at prime plus 6.5%

The Company's other subsidiary, InfoTech USA, Inc., also has an agreement for Wholesale Financing with IBM Credit Corporation through the Parent Company's credit facility for inventory purchases up to $1,000. Borrowings for purchases are limited to 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Payments for inventories financed under this agreement are due in 10 days and earn a discount if paid within that period. Payments made after ten days accrue interest at prime plus 6.5%.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Combined borrowings under the financing arrangements described above amounted to $236 and $3,179 at September 30, 2002 and 2001, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On January 31, 2002 and again on February 27, 2002, ADS entered into amendments to its prior credit agreement with IBM Credit Corporation. These amendments extended the principal and interest payments, which currently were due, to April 2, 2002, including principal payments that were initially due on July 1, 2001. Effective March 27, 2002, ADS entered into a new credit agreement with IBM Credit Corporation. The IBM Credit Corporation agreement contains covenants relating to ADS's financial position and performance, as well as the financial position and performance of Digital Angel Corporation, an affiliate of ADS. The principal amount outstanding bears interest at an annual rate of 17% and matures on February 28, 2003. The agreement contains provisions to extend the maturity date beyond February 28, 2003; however, if all amounts are not repaid by February 28, 2003, the unpaid amount will accrue interest at an annual rate of 25%. If all amounts are not repaid by February 28, 2004, the interest rate increases to 35%. In addition, ADS's shares of the Company's common stock are pledged as collateral for the IBM Credit Corporation Agreement. IBM Credit Corporation has a security interest in the Company's receivables and inventories, up to the amount advanced from ADS under the line of credit. Any amounts the Company owes to ADS bear interest at the same rate as paid by ADS to IBM Credit Corporation.

The weighted average interest rate on short-term borrowings was 13.7% for 2002.

At June 30, 2002, ADS and Digital Angel Corporation were not in compliance with certain covenants and other provisions under the IBM Credit Corporation Agreement. On August 21, 2002, IBM Credit Corporation provided ADS with a waiver of such noncompliance. On September 30, 2002, ADS entered into an amendment to the IBM Credit Corporation Agreement which revised certain financial covenants related to its financial performance and the financial position and performance of Digital Angel Corporation. On November 1, 2002, ADS entered into another amendment to the IBM Credit Corporation Agreement which further revised the covenants of Digital Angel Corporation. At September 30, 2002 and October 30, 2002, ADS and Digital Angel Corporation were in compliance with the revised covenants under the IBM Credit Corporation Agreement. ADS believes that it and Digital Angel Corporation will be able to maintain compliance with the revised covenants; however, there can be no assurance that these covenants will be met. In the

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

event that either ADS or Digital Angel Corporation fail to meet the covenants, it would constitute an event of default. If this were to occur under the IBM Credit Corporation Agreement, IBM Credit Corporation would be entitled to accelerate the maturity of all the amounts due to it by ADS. ADS would seek to renegotiate the covenants and/or obtain waivers from IBM Credit Corporation; however, there can be no assurance that it would be successful in negotiating amendments or waivers. Additionally, the IBM Credit Corporation agreement further prohibits ADS from borrowing funds from other lenders and does not provide for any additional advances from IBM Credit Corporation. Due to these circumstances, future borrowings may not be available from ADS.

Management believes that the present AWF Agreement for Wholesale Financing with IBM Credit Corporation and current cash position will be sufficient to fund the Company's operations and capital expenditures for at least twelve months without utilizing any additional loans from IBM Credit Corporation through the Parent Company's credit facility. The Company's long-term capital needs may require additional sources of credit; however, any change in financing arrangements requires the consent of ADS and IBM Credit Corporation. There can be no assurances that these consents will be given, or that the Company will be successful in negotiating for additional sources of credit. The Company's inability to have continuous access to such financing at reasonable costs would materially and adversely impact its long-term financial condition, results of operations and cash flows.

Note 8 – Long-Term Debt

Long-term debt consists of the following:

	2002	2001

Capital lease, collateralized by software, payable in monthly installments of $2, bearing interest at 18%, final payment due in July 2004.	$ 42	$ 59

Mortgage loan, collateralized by the land and building in Shirley, New York, payable in monthly installments of $15 including interest of 7.16% per annum. Repaid in 2002.	–	908

Loan to finance improvements to the facility in Shirley, New York, payable in 119 monthly installments of $1, beginning May 1, 1999 and ending April 1, 2009, including principal and a base interest rate of 4.0% per annum; interest rate is subject to change each March 1 to the prime rate plus 2% if the number of full-time employees in Shirley, New York declines below 85% of certain annual base numbers. Repaid in 2002 upon the sale of the Shirley, New York facility.	–	79

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note payable – Parent Company, unsecured, payable in full on December 15, 2002, bears interest at 8% to the maturity date. Repaid in 2002 (see Note 15).	–	2,398

Line of credit – Parent Company, collateralized by receivables and inventories, due on demand. See Notes 7 and 15.	34	531

Note payable – Parent Company, secured by unregistered common shares of the Company, payable in full on December 15, 2001, bears interest at 8% to the maturity date. Repaid in 2002.	–	254

Capital leases, repaid in 2002	–	3

	76	4,232
Less amounts due to Parent Company	(34)	(3,183)
Less current maturities	(21)	(1,007)

Totals	$ 21	$ 42

The scheduled maturities of long-term debt is $21 in each of the years ending September 30, 2003 and 2004.

Note 9 – Capital Leases

The Company leases software under a noncancelable capital lease. The asset acquired under the lease has been capitalized and the related obligation included in long-term debt in the financial statements. The remaining future minimum lease payments as of September 30, 2002 are due as follows:

September 30,	Amount

2003	$ 27
2004	23

Total future minimum lease payments	50
Less amount representing interest	8

Present value of future minimum lease payments	42
Less current portion	21

Total	$ 21

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 10 – Income Taxes

The benefit for income taxes consists of the following:

	Years Ended September 30,
	2002	2001	2000

Current	$ –	$ 124	$ 19
Deferred	(115)	(283)	(250)

Totals	$ (115)	$ (159)	$ (231)

The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2002	2001	2000

	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	6	–	–
Non-deductible goodwill amortization	–	21	–
State income taxes, net of Federal benefits	(6)	(9)	(3)
Change in deferred tax asset
valuation allowance	–	–	26
Other	12	4	–

Totals	(22)	(18)	(11)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	2002	2001

Deferred Tax Assets:
Asset reserves	$ 118	$ 215
Investments	17	17
Accruals	76	107
Stock options	118	118
Net operating loss carryforwards	1,373	1,134

Gross deferred tax assets	1,702	1,591
Valuation allowance	(574)	(574)

	1,128	1,017
Deferred Tax Liabilities - property and equipment	(33)	(37)

Net Deferred Tax Assets	$ 1,095	$ 980

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The current and long-term components of the net deferred tax assets are as follows:

	2002	2001

Current deferred tax assets	$ 42	$ 171
Long-term deferred tax assets	1,053	809

Totals	$ 1,095	$ 980

At September 30, 2002, the Company has net operating loss carryforwards of approximately $3,600 which will expire in varying amounts between 2021 and 2022. Utilization of the Company's net operating losses is subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

Management believes that it is more likely than not that the Company will realize a substantial portion of the benefits from its deferred tax assets in subsequent years based primarily on the Company's projected operating results. However, a portion of the Company's net operating loss carryforwards arose prior to the change of control during December 2000. As a result, these net operating loss carryforwards are subject to the annual limitations previously discussed. Therefore, management believes the Company is not likely to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and, accordingly, the Company recorded a valuation allowance of $574 in 2000 which did not change in 2002 and 2001.

Note 11 – Stock-Based Compensation

Stock Option Plans
In February 1998, a stock option plan (the "1998 Plan") was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. At September 30, 2002, no options remain available for issuance under the 1998 Plan.

During 2000 and 1999, options for the purchase of 110 and 115 shares, respectively, were granted to investment bankers, directors and employees of the Company with immediate vesting under the 1998 Plan. All other options granted vest over a four-year period following the date of grant. All options under the 1998 Plan expire five years from the date of grant. The options granted in 1997 under a previous plan expired on September 1, 2001.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the "2001 Plan"). Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights ("SARs") or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. In 2001, the Company issued options to purchase 1,250 shares under the 2001 Plan and recognized a related compensation charge of $73. Those were the only options issued under the 2001 Plan and they all remained outstanding as of September 30, 2002. The options may not be exercised until one year after the options have been granted, and are exercisable over a period of ten years.

On June 28, 2002, the Board of Directors approved a grant of 2,200 stock options at an exercise price of $.28 to the Officers and Directors of the Company, and to outside parties. The options are exercisable June 28, 2003 and expire June 28, 2010. Additionally the Board of Directors approved a grant of 375 stock options under the same terms to be used as employee incentives.

A summary of stock option activity related to the Company's stock option plans is as follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on October 1	2,665	$.64	309	$ 2.12	403	$ 2.32
Granted	2,575.28		2,380.50		150.92
Exercised	–	–	–	–	–	–
Forfeited	(270)	(.54)	(24)	6.21	(244)	1.71
Outstanding on September 30	4,970.46		2,665.64		309	2.12

Exercisable on September 30	3,039.57		643	1.07	283	2.12

The following table summarizes information about the options outstanding at September 30, 2002:

Exercisable Stock
Outstanding Stock Options		Options
Weighted-
Average	Weighted-	Weighted-
Remaining	Average	Average

Range Of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$0.01 to $1.00	4,815	7.7	$.39	2,884	$.47
$1.01 to $2.00	40.9		1.88	40	1.88
$2.01 to $3.00	115	1.5	2.83	115	2.83

$0.01 to $3.00	4,970.46			3,039.57

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The Company applies APB Opinion No. 25 and Related Interpretations in accounting for all plans. Accordingly, no compensation cost has been recognized under these plans for options issued to employees. Had compensation cost for options issued to employees under these plans been determined based on the fair value at the grant dates for awards under these plans, consistent with the alternative method set forth under SFAS 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per common shares would have increased. The pro forma amounts are set forth below:

	2002	2001	2000

Net Loss
As reported	$ (412)	$ (705)	$ (1,960)
Pro forma	(603)	(861)	(2,036)

Loss Per Share – Basic
As reported	(0.08)	(0.15)	(0.42)
Pro forma	(0.12)	(0.18)	(0.43)

The weighted average per share fair value of the options granted was $0.27, $0.29 and $0.59 for the years ended September 30, 2002, 2001 and 2000, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for options granted in 2002, 2001 and 2000:

	2002	2001	2000

Risk-free interest rates	3.5%	3.93%	5.83% – 6.22%
Expected option lives	4 years	3 – 5 years	4.13 – 4.84 years
Expected volatilities	169%	233%	110%
Expected dividend yields	0%	0%	0%

Employee Stock Purchase Plan
On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the "1999 Plan") whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. For 2001, participating employees exercised their rights to purchase 2 shares of common stock. There were no charges recorded in connection with such purchases.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 12 - 401(k) Plan

The Company has a 401(k) Savings Plan (the "Plan") for the benefit of all eligible employees. An employee would become a participant after the completion of a half-year of service and the attainment of 20 years of age.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are a discretionary percentage match. The Company may make optional contributions for any Plan year at its discretion.

During 2002, there were no Company contributions to the Plan. During 2001 and 2000, the Company incurred 401(k) costs totaling $6 and $8, respectively.

Effective January 1, 2002, the InfoTech USA, Inc. employees ceased contributing to the Parent Company's 401(k) plan and became participants of the Plan.

Note 13 - Concentration Of Credit Risk

Cash
The Company places most of its temporary cash investments with one financial institution. Balances normally exceeds the Federal Deposit Insurance Corporation limit. At September 30, 2002, amounts in excess of the Federally insured limit totaled approximately $3,400. The Company has not experienced any loss to date as a result of this policy.

Major Customers
Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For 2002, the top three customers comprised 39% of sales. These customers comprised 46% of accounts receivable at September 30, 2002. In addition, another customer comprised 11% of accounts receivable at September 30, 2002. For 2001, the top three customers comprised 46% of sales and 55% of accounts receivable. For 2000, one customer comprised 25% of sales.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 14 – Commitments And Contingencies

Operating Leases
The Company has operating leases on real property and equipment expiring through the year 2005. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes and insurance.

Rent expense and other charges totaled $311, $348 and $296 for 2002, 2001 and 2000, respectively.

The Company has entered into a consulting contract with the former majority stockholder of the Company. The agreement is for a period of five years through December 2005.

The approximate minimum payments required under operating leases, that have initial or remaining terms in excess of one year, and the consulting contract at September 30, 2002 are:

	Minimum
Year Ending	Rental	Consulting
September 30,	Payments	Contract

2003	$ 240	$ 120
2004	164	120
2005	157	120
2006	39	30

Totals	$ 600	$ 390

Purchases
The Company purchases a majority of its products from a small number of suppliers. Approximately 87% and 85% of purchases were from the top four vendors for 2002 and 2001, respectively. Approximately 92% of purchases were from the top five vendors for 2000.

Legal Proceedings
On October 22, 2002, Anat Ebenstein, our former Chief Executive Officer, filed a complaint against the Company, ADS and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages of an unspecified amount arising from an alleged improper termination. Additionally, the Company is party to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse impact on the financial position, results of operations or cash flows of the Company. The estimate of potential impact of the legal proceedings could change in the future.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 15 – Related Party Transactions

At September 30, 2002 and 2001, amounts due to the Parent Company are as follows:

Note payable – current (see Notes 2 and 8)	$ –	$ 254
Borrowings under Parent Company line of credit (see Notes 7 and 8)	34	531
Other	93	162

Current amounts due to Parent Company	$ 127	$ 947

Note Payable – Parent Company (see Notes 2 and 8)	$ –	$ 2,398

The Parent Company incurs certain expenses on behalf of the Company. In 2002, these costs included various business insurance coverages, miscellaneous business expenses, and salary, payroll taxes and benefits of personnel assigned to the Company. The Company incurred $166 of these costs for the Parent Company for 2002. In 2001, these costs included various business insurance coverages and miscellaneous business expenses. The Company incurred $100 of these costs for the Parent Company in 2001.

The Company incurs certain expenses on behalf of the Parent Company, primarily related to services performed by Company officers related to the management of other companies owned by the Parent Company. The Company received $49 and $230 for 2002 and 2001, respectively, in reimbursements from the Parent Company, primarily for salaries of certain officers. These reimbursements are not expected to continue in future periods due to the Parent Company's restructuring of its operations.

Interest expense paid or accrued to the Parent Company amounted to $208 and $165 for 2002 and 2001, respectively.

Note 16 – Supplemental Cash Flow Information

In 2001, the Company acquired software under capital leases in the amount of $63. The Company issued options for consulting services in the amount of $73.

As discussed in Note 2, the Company executed promissory notes in the amount of $2,652 as partial consideration for the purchase of 100% of the common stock of Information Products Center, Inc.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 17 – Recent Developments

During 2002, the Company had entered into a nonbinding letter of intent to merge with VeriChip Corporation, a wholly-owned subsidiary of ADS. The Company did not complete the merger. Charges of $274 for related expenses are included in other (income) expense in the accompanying 2002 consolidated statement of operations.

Note 18 – Pro Forma Information (Unaudited)

The following unaudited pro forma consolidated information of the Company for 2001 and 2000 gives effect to the acquisition disclosed in Note 2, as if it was effective at October 1, 2000 and 1999, respectively. The financial statements give effect to the acquisition under the purchase method of accounting.

	Pro Forma
	September 30,

	2001	2000

Total revenues	$ 41,798	$ 64,022
Net loss	(734)	(1,843)
Loss per common share – basic	(0.15)	(0.39)

Note 19 – Summarized Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2002
Total revenue	$ 5,341	$ 10,505	$ 4,795	$ 4,541	$ 25,182
Gross profit	910	1,365	964	1,178	4,417
Net income (loss)	(281)	21	(72)	(80)	(412)
Basic net income (loss) per share	(0.06)	0.00	(0.01)	(0.01)	(0.08)
Diluted net income (loss) per share	(0.06)	0.00	(0.01)	(0.01)	(0.08)

2001
Total revenue	$ 7,428	$ 9,240	$ 7,465	$ 12,128	$ 36,261
Gross profit	1,741	1,666	996	1,782	6,185
Net income (loss)	(353)	(100)	(324)	72	(705)
Basic net income (loss) per share	(0.08)	(0.02)	(0.07)	0.01	(0.15)
Diluted net income (loss) per share	(0.08)	(0.02)	(0.07)	0.01	(0.15)

Earnings (loss) per share are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net earnings (loss) per share will not necessarily equal the total for the year.

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Additions
Deducted from Assets	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition of IPC	Deductions	Balance at End of Period

Allowance for Doubtful Accounts:
Year ended September 30, 2000	$169	$132	$ –	$ 168	(a)	$133
Year ended September 30, 2001	133	192	247	158	(a)	414
Year ended September 30, 2002	414	(125)	–	81	(a)	208

Allowance for Sales Returns:
Year ended September 30, 2000	110	–	–	85	25
Year ended September 30, 2001	25	–	–	25	–
Year ended September 30, 2002	–	–	–	–	–

Allowance for Inventory Obsolescence:
Year ended September 30, 2000	164	86	–	–	250
Year ended September 30, 2001	250	–	10	145	115
Year ended September 30, 2002	115	62	–	99	78

Deferred Tax Valuation Allowance:
Year ended September 30, 2000	–	574	–	–	574
Year ended September 30, 2001	574	–	–	–	574
Year ended September 30, 2002	574	–	–	–	574

(a)     Amounts written off, net of recoveries.

See Reports of Independent Public Accountants.

S-1