Form 10-Q
period 2002-12-31
SYSCOMM INTERNATIONAL CORP
filed 2003-02-14
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

SYSCOMM INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [  ]      No [X]

        The number of shares outstanding of each class of our common equity as of February 6, 2003 is as follows:

Class of Common Equity Common Stock, par value $.01	Number of Shares 4,895,998

SYSCOMM INTERNATIONAL CORPORATION

TABLE OF CONTENTS

Item	Description	Page
	PART I – FINANCIAL INFORMATION
1.	Condensed Financial Statements
	Consolidated Condensed Balance Sheets –
	December 31, 2002 (unaudited) and September 30, 2002	3
	Consolidated Condensed Statements of Operations –
	Three Months ended December 31, 2002 and 2001 (unaudited)	4
	Consolidated Condensed Statement of Stockholders’ Equity –
	Three Months ended December 31, 2002 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows –
	Three Months ended December, 2002 and 2001 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
3.	Quantitative and Qualitative Disclosures About Market Risk	12
4.	Controls and Procedures	12
	PART II – OTHER INFORMATION
6.	Exhibits and Reports on Form 8-K	13

SIGNATURE		14
CERTIFICATIONS		15
EXHIBITS		17

PART I        FINANCIAL INFORMATION
        ITEM 1.     FINANCIAL STATEMENTS

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except par value)
Assets
	December 31, 2002	September 30, 2002
Current Assets	(Unaudited)
Cash and cash equivalents	$2,601	$3,398
Accounts receivable (net of allowance for doubtful accounts of	2,094	1,913
$174 and $208)
Inventories	50	91
Deferred tax assets	13	42
Other current assets	285	135

Total Current Assets	5,043	5,579
Property, equipment and improvements, net	473	524
Goodwill, net	2,154	2,154
Other assets	1,670	1,500

Total Assets	$9,340	$9,757

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligation	$21	$21
Amounts due to Parent Company	146	127
Accounts payable	158	190
Accrued expenses and other liabilities	980	1,160

Total Current Liabilities	1,305	1,498
Capital lease obligation	16	21

Total Liabilities	1,321	1,519

Commitments and Contingencies
Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	-	-
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares issued; 4,896 shares	58	58
outstanding
Additional paid-in capital	6,653	6,653
Retained earnings	2,226	2,445
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders’ Equity	8,019	8,238

Total Liabilities and Stockholders' Equity	$9,340	$9,757

See the accompanying notes to consolidated condensed financial statements.	3

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	For The Three Months Ended December 31,

	2002	2001

Revenue:
Product revenue	$2,386	$4,596
Service revenue	494	745

Total revenue	2,880	5,341

Cost of sales:
Cost of products sold	1,967	4,061
Cost of services sold	269	370

Total cost of products and services sold	2,236	4,431

Gross profit	644	910
Selling, general and administrative expenses	942	1,227
Depreciation and amortization	57	63

Loss from operations	(355)	(380)
Other income	(2)	-
Interest expense	7	88

Loss before income tax benefit	(360)	(468)
Income tax benefit	(141)	(187)

Net loss applicable to common stockholders	$(219)	$(281)

Net loss per common share – basic	$(0.04)	$(0.06)

Weighted average number of common
shares outstanding – basic	4,896	4,896

See the accompanying notes to consolidated condensed financial statements.	4

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Month Period Ended December 31, 2002
(In Thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders'
	Number	Amount	Number	Amount	Capital	Earnings	Number	Amount	Equity

Balance, October 1, 2002	–	$ –	5,757	$ 58	$ 6,653	$ 2,445	(861)	$ (918)	$ 8,238
Net loss	–	–	–	–	–	(219)	–	–	(219)

Balance, December 31, 2002	–	$ –	5,757	$ 58	$ 6,653	$ 2,226	(861)	$ (918)	$ 8,019

See the accompanying notes to consolidated condensed financial statements.	5

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	For The Three Months Ended December 31,

	2002	2001
Cash flows from operating activities
Net loss	$(219)	$(281)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	57	63
Deferred income taxes	(141)	(187)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(181)	3,989
Decrease in inventories	41	284
(Increase) decrease in other current assets	(168)	82
Decrease in accounts payable and accrued expenses	(212)	(3,344)

Net cash (used in) provided by operating activities	(823)	606

Cash flows from investing activities
Capital expenditures	(6)	(20)
Payments received on notes receivable	18	17

Net cash provided by (used in) investing activities	12	(3)

Cash flows from financing activities
Payments on capital lease obligation	(5)	(51)
Net borrowings (payments) on Parent Company line of credit	19	(483)

Net cash provided by (used in) financing activities	14	(534)

Net (decrease) increase in cash and cash equivalents	(797)	69
Cash and cash equivalents - beginning of period	3,398	1,811

Cash and cash equivalents - end of period	$2,601	$1,880

See the accompanying notes to consolidated condensed financial statements.	6

SYSCOMM INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

1.      Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of SysComm International Corporation (the "Company") and its wholly-owned subsidiaries, as of December 31, 2002, their results of operations for the three months ended December 31, 2002 and 2001, their changes in stockholders' equity for the three months ended December 31, 2002 and their cash flows for the three months ended December 31, 2002 and 2001. Information included in the consolidated condensed balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

        The consolidated results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003.

2.      Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.      Inventory

        Inventory at December 31, 2002 and September 30, 2002 consists of:

	December 31, 2002	September 30, 2002

Finished goods	$ 90	$ 169
Allowance for excess and absolenscence	(40)	(78)

	$ 50	$ 91

4.      Loss Per Share

        As further explained in Note 1 of the notes to the Company's audited financial statements included in the Company's Form 10-K for the year ended September 30, 2002 previously filed with the SEC, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Standards No. 128, " Earnings per Share".

        Since the Company had net losses for the three months ended December 31, 2002 and 2001, the assumed effects of the exercise of employee stock options outstanding for the purchase of 4,670 and 2,595 common shares at December 31, 2002 and 2001, respectively, and warrants for the purchase of 300,000 common shares at $0.5775 per share outstanding at December 31, 2002 would have been anti-dilutive.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2002. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risk section later in this Item.

RECENT DEVELOPMENTS
Headcount Reductions

Due to market conditions resulting in weak sales and reduced margins, we needed to reduce our headcount. In October 2002 and again in January 2003 we reduced portions of our workforce by a total of 8 employees in order to reduce expenses and improve profitability. There was no significant impact on the results of operations in the current quarter as a result of these reductions, however, we expect annual savings of approximately $550,000 resulting from the reduced salary and benefit costs.

BUSINESS DESCRIPTION
(in $'000 unless otherwise noted)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc., and InfoTech USA, Inc., we provide professional services in the area of systems integration, information technology procurement and logistics, and technology strategy in the New York City metropolitan area and New Jersey. Doing business as "InfoTech", we are a full service provider of information technology solutions and products. We specialize in tailoring our approach to the individual customer needs of medium to large size entities . We provide information technology consulting, networking, procurement, deployment, integration, migration and security services and solutions. We also provide on-going system and network maintenance services. The company is controlled by its 53% majority stockholder, Applied Digital Solutions, Inc.

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

	Relationship to Revenue

	Three Months Ended December 31,

	2002	2001
	%	%
Product revenue	82.8	86.1
Service revenue	17.2	13.9

Total product and service revenue	100.0	100.0

Cost of products sold	68.3	76.0
Cost of services sold	9.3	7.0

Total cost of products and services sold	77.6	83.0

Gross profit	22.4	17.0
Selling, general and administrative expenses	32.7	23.0
Depreciation and amortization	2.0	1.2
Interest expense	0.2	1.6

Loss before income tax benefit	(12.5)	(8.8)
Income tax benefit	(4.9)	(3.5)

Net loss applicable to common stockholders	(7.6)	(5.3)

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001
(in $'000 unless otherwise noted)

        Revenue for the first quarter of 2003 decreased $2,461, or 46.1% from $5,341 for the first quarter of 2002. The decrease in revenue was a result of a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services. Product revenue for the three months ended December 31, 2002 decreased $2,210, or 48.1% and service revenue decreased $251, or 33.7% for the same period last year.

        Gross profit declined by $266, or 29.2% in the first quarter of fiscal year 2003 to $644 from $910 in the first quarter of fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. However, overall gross margin increased from 17.0% in the first quarter of 2002 to 22.4% in the first quarter of 2003. This was primarily a result of our strategy to cease selling some of our lower margin computer hardware and to focus our efforts on selling higher margin products as well as on increasing the proportion of higher margin technical services sales. Product gross margin rose to 17.6% for the quarter ended December 31, 2002 compared to 11.6% for the same quarter last year. Service gross margin declined slightly to 45.5% for the quarter ended December 31, 2002 from 50.3% for the quarter ended December 31, 2001.

        Selling, general and administrative expenses were $942 for the quarter ended December 31, 2002, down $285, or 23.2%, from the $1,227 reported for the same period last year. The reduction in expense was primarily due to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, reduced commissions on lower sales and other cost control programs.

        Depreciation and amortization expense for the current quarter was $57, a decrease of $6, or 9.5%, from $63 for the same quarter last year. Interest expense for the quarter ended December 31, 2002 declined 92% to $7 compared to $88 for the same quarter last year due to the payoff of the mortgage on the Shirley, New York facility in January of 2002 and the repayment of certain notes to Applied Digital Solutions in August of 2002.

        Loss before income taxes for the quarter decreased to $360 for the quarter ended December 31, 2002 from $468 for the same period last year an improvement of 23.1%. Our effective tax rate for the current quarter was 39.2% compared to 39.9% for the same quarter last year.

        Our net loss for the quarter ended December 31, 2002 was $219 an improvement of 22.1% over the net loss of $281 reported the same period last year.

Liquidity and Capital Resources

        Our current ratio at December 31, 2002 was up slightly to 3.9 compared to 3.7 at September 30, 2002. Working capital at December 31, 2002 was down slightly to $3,738 from $4,081 at September 30, 2002, a decrease of $343.

        Cash used in operating activities in the first three months of fiscal year 2003 was $823 compared to cash provided by operating activities in the first three months of fiscal year 2002 of $606. The cash used in operating activities in the current quarter was a result of our net loss for the quarter plus increases in accounts receivable and other assets, combined with a reduction in accounts payable. The cash provided by operating activities during the first quarter of last fiscal year was a result of large reductions in accounts receivable and reductions in inventory, which were largely offset by a decrease in accounts payable and our net loss for the first quarter last fiscal year.

        Cash provided by investing activities was $12 for the current quarter compared to cash used in investing activities of $3 for the same quarter last year. Cash provided by investing activities of $12 for the quarter ended December 31, 2002 was primarily a result of payments received on notes receivable, which was somewhat offset by capital expenditures. The cash used in investing activities of $3 in the quarter ended December 31, 2001 was a result of capital expenditures, which was largely offset by payments received on notes receivable.

        Net cash provided by financing activities was $14 for the quarter ended December 31, 2002 versus cash used in financing activities of $534 for the quarter ended December 31, 2001. The $14 of cash provided by financing activities in the first quarter of this year was primarily a result of the increase in net borrowings on our line of credit with Applied Digital Solutions. This was somewhat offset by payments made on long-term debt. The $534 of cash used in financing activities in the first quarter of last year was primarily due to paying down our line of credit with Applied Digital Solutions.

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our current financing agreements with IBM Credit Corporation provide financing on inventory purchases up to $3,350. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. The line is subject to temporary increases, thereby increasing the line of credit up to $4,350 when needed for high volume sale opportunities. Interest for balances not paid within the interest free period provided in the agreements accrues at prime plus 6.5%.

        Combined borrowings under the financing arrangements described above amounted to $187 and $236 at December 31, 2002 and September 30, 2002, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

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

        At June 30, 2002, Applied Digital Solutions and Digital Angel Corporation were not in compliance with certain covenants and other provisions under the credit agreement. On August 21, 2002, IBM Credit Corporation provided Applied Digital Solutions with a waiver of such non-compliance. On September 30, 2002 and again on November 1, 2002, Applied Digital Solutions entered into amendments to its credit agreement with IBM Credit Corporation, which amendments revised certain financial covenants related to the financial performance of Applied Digital Solutions and the financial position and performance of Digital Angel Corporation. Applied Digital Solutions and Digital Angel corporation have not finalized their operating results for the year ended December 31, 2002, however, management understands that Applied Digital Solutions expects to be in compliance with the revised covenants under the IBM Credit Agreement. Management also understands that Digital Angel Corporation does not expect to have maintained compliance with the revised financial performance covenants under the IBM Credit Agreement. Applied Digital Solutions and Digital Angel Corporation are currently in the process of negotiating with IBM Credit to restructure the IBM Credit Agreement to extend the payment terms and to modify other provisions of the IBM Credit Agreement. Applied Digital Solutions has indicated that it believes it will be successful in restructuring the IBM Credit Agreement. There can be no assurance, however, that their ongoing discussions with IBM Credit concerning the restructuring will be successful. Management understands that Applied Digital Solutions does not have the funds available to make the payment due on February 28, 2003.

        The failure of Applied Digital Solutions and Digital Angel Corporation to maintain their covenants imposed by the IBM Credit Agreement and the failure of Applied Digital Solutions to comply with the payment terms would constitute a default under the IBM Credit Agreement, allowing IBM Credit to terminate its commitments to Applied Digital Solutions and to accelerate the maturity of all amounts owed to them by Applied Digital Solutions, including any amounts advanced to us by Applied Digital Solutions. Additionally, the credit agreement further prohibits Applied Digital Solutions from borrowing funds from other lenders and does not provide for any additional advances from IBM Credit Corporation. Due to these circumstances, future borrowings may not be available to us from Applied Digital Solutions. As of December 31, 2002, we had $146 due to Applied Digital Solutions. The acceleration of this payment to Applied Digital Solutions would not materially affect our business operations or the amount available to us under our inventory financing arrangements with IBM Credit Corporation.

        We believe that our present financing arrangements with IBM Credit Corporation and current cash position will be sufficient to fund our operations and capital expenditures for at least twelve months without utilizing any additional loans from IBM Credit Corporation through the Applied Digital Solutions credit facility. Our long-term capital needs may require additional sources of credit, however, any change in financing arrangements requires the consent of Applied Digital Solutions and IBM Credit Corporation. There can be no assurances that these consents will be given, or that we will be successful in our ability to negotiate additional sources of credit. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our long-term financial condition, results of operations and cash flows.

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

ITEM 4.     CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 within 90 days of the filing date of this quarterly report. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II     OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSCOMM INTERNATIONAL CORPORATION
Dated: February 14, 2003	By:	/s/ J. Robert Patterson
J. Robert Patterson Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

        I, Kevin McLaughlin, certify that:

        1.        I have reviewed this quarterly report on form 10-Q of SysComm International Corporation;

        2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     February 14, 2003

/s/ Kevin McLaughlin
Kevin McLaughlin, President, Chief Executive Officer, Chief Operating Officer, Secretary and Director

        I, J. Robert Patterson, certify that:

        1.        I have reviewed this quarterly report on form 10-Q of SysComm International Corporation;

        2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

        5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.        The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     February 14, 2003

/s/ J. Robert Patterson
J. Robert Patterson, Vice President, Chief Financial Officer and Treasurer

EXHIBITS
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-25593) filed with the Commission on April 22, 1997)

10.1	Amendment to the Third Amended And Restated Term Credit Agreement dated as of November 1, 2002 (incorporated by reference to Exhibit 10.22 to Applied Digital Solutions, Inc. Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-98799) filed with the Commission on November 5, 2002).