Form 10-Q
period 2003-03-31
INFOTECH USA INC
filed 2003-05-14
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

InfoTech USA, Inc.
(formerly SysComm International Corporation)
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]     No   [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        The number of shares outstanding of each class of our common equity as of May 9, 2003 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01	4,895,998

INFOTECH USA, INC.
(FORMERLY SYSCOMM INTERNATIONAL CORPORATION)

TABLE OF CONTENTS

Item	Description	Page

PART I – FINANCIAL INFORMATION

1.	Consolidated Condensed Financial Statements Consolidated Condensed Balance Sheets - March 31, 2003 (unaudited) and September 30, 2002	3
	Consolidated Condensed Statements of Operations - Three and Six Months ended March 31, 2003 and 2002 (unaudited)	4
	Consolidated Condensed Statement of Stockholders' Equity - Six Months ended March 31, 2003 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows - Six Months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	13
4.	Controls and Procedures	13

PART II – OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	14
6.	Exhibits and Reports on Form 8-K	14
SIGNATURE		15
CERTIFICATIONS		16
EXHIBITS		18

PART I    FINANCIAL INFORMATIONITEM
     ITEM 1.    FINANCIAL STATEMENTS

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except par value)
Assets
	March 31, 2003	September 30, 2002
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 2,024	$ 3,398
Accounts receivable (net of allowance for doubtful accounts of	1,982	1,913
$124 and $208)
Inventories	58	91
Deferred tax assets	13	42
Other current assets	302	135

Total Current Assets	4,379	5,579
Property, equipment and improvements, net	422	524
Goodwill, net	2,154	2,154
Other assets	1,844	1,500

Total Assets	$ 8,799	$ 9,757

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligation	$ 21	$ 21
Amounts due to Parent Company	111	127
Accounts payable	133	190
Accrued expenses and other liabilities	793	1,160

Total Current Liabilities	1,058	1,498
Capital lease obligation	11	21

Total Liabilities	1,069	1,519

Commitments and Contingencies
Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	--	--
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares issued;	58	58
4,896 shares outstanding
Additional paid-in capital	6,653	6,653
Retained earnings	1,937	2,445
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	7,730	8,238

Total Liabilities and Stockholders' Equity	$ 8,799	$ 9,757

See the accompanying notes to consolidated condensed financial statements.	3

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)
	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2003	2002	2003	2002
Revenues:
Product revenue	$1,934	$9,694	$4,320	$14,290
Service revenue	600	811	1,094	1,556

Total revenues	2,534	10,505	5,414	15,846

Cost of sales:
Cost of products sold	1,648	8,734	3,615	12,795
Cost of services sold	399	406	667	774

Total cost of products and services sold	2,047	9,140	4,282	13,569

Gross profit	487	1,365	1,132	2,277
Selling, general and administrative expenses	887	1,184	1,830	2,412
Depreciation and amortization	55	74	112	137

(Loss) income from operations	(455)	107	(810)	(272)
Other expense (income)	2	(1)	-	(1)
Interest expense	3	71	10	159

(Loss) income before income tax (benefit) expense	(460)	37	(820)	(430)
Income tax (benefit) expense	(171)	16	(312)	(171)

Net (loss) income available to common stockholders	$(289)	$21	$(508)	$(259)

Net (loss) income per common share – basic	$(0.06)	$0.00	$(0.10)	$(0.05)

Weighted average number of common
shares outstanding – basic	4,896	4,896	4,896	4,896

See the accompanying notes to consolidated condensed financial statements.	4

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY For the Six Month Period Ended March 31, 2003
(In Thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders'
	Number	Amount	Number	Amount	Capital	Earnings	Number	Amount	Equity

Balance, October 1, 2002	–	$ –	5,757	$ 58	$ 6,653	$ 2,445	(861)	$ (918)	$ 8,238
Net loss	–	–	–	–	–	(508)	–	–	(508)

Balance, March 31, 2003	–	$ –	5,757	$ 58	$ 6,653	$ 1,937	(861)	$ (918)	$ 7,730

See the accompanying notes to consolidated condensed financial statements.	5
INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands) (Unaudited)

	For The Six Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$ (508)	$ (259)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	112	137
Deferred income taxes	(312)	(171)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(69)	5,654
Decrease (increase) in inventories	33	(269)
(Increase) decrease in other current assets	(185)	128
(Increase) decrease in other assets	(3)	4
Decrease in accounts payable and accrued expenses	(424)	(3,200)

Net cash (used in) provided by operating activities	(1,356)	2,024

Cash flows from investing activities
Capital expenditures	(10)	(36)
Payments received on notes receivable	18	25
Proceeds from disposition of property and equipment	--	2,441

Net cash provided by investing activities	8	2,430

Cash flows from financing activities
Payments on capital lease obligation and long term debt	(10)	(995)
Net payments on Parent Company line of credit	(16)	(510)

Net cash used in financing activities	(26)	(1,505)

Net (decrease) increase in cash and cash equivalents	(1,374)	2,949
Cash and cash equivalents - beginning of period	3,398	1,811

Cash and cash equivalents - end of period	$ 2,024	$ 4,760

See the accompanying notes to consolidated condensed financial statements.	6
INFOTECH USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

1.      Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of InfoTech USA, Inc. (formerly SysComm International Corporation) (the “Company”) and its wholly-owned subsidiaries, as of March 31, 2003, their results of operations for the three and six months ended March 31, 2003 and 2002, their changes in stockholders’ equity for the six months ended March 31, 2003 and their cash flows for the six months ended March 31, 2003 and 2002. Information included in the consolidated condensed balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

          The consolidated results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003.

2.      Principles of Consolidation

          The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.      Inventory

Inventory at March 31, 2003 and September 30, 2002 consists of:
	March 31, 2002	September 30, 2002
Finished goods	$ 97	$ 169
Allowance for excess and obsolescence	(39)	(78)
	$ 58	$ 91

4.      Loss Per Share

          As further explained in Note 1 of the notes to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, ” Earnings per Share”.

          Since the Company had net losses for the three and six months ended March 31, 2003 and 2002, the assumed effects of the exercise of employee stock options for the purchase of 4,660 and 2,794 common shares at March 31, 2003 and 2002, respectively, and warrants for the purchase of 300 common shares at $0.5775 per share outstanding at March 31, 2003 would have been anti-dilutive.

5.     Stock-Based Compensation

           The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting For Stock Issued To Employees”. The Company has adopted the disclosure-only provisions of Statement

INFOTECH USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except per share data) (Unaudited)

of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting For Stock-Based Compensation.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net income (loss) and income (loss) per common share and pro forma net income (loss) and income (loss) per common share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net (loss) income - as reported	$(289)	$ 21	$(508)	$(259)
Deduct total stock-based employee compensation
expense determined under a fair value based method
for all awards, net of related tax effects	(23)	(25)	(45)	(50)

Net loss - pro forma	$(312)	$ (4)	$(553)	$(309)

Net loss per share:
Basic - as reported	$(.06)	$ –	$(.10)	$(.05)
Basic - pro forma	$(.06)	$ –	$(.11)	$(.06)

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

RECENT DEVELOPMENTS

Headcount Reductions

        Due to market conditions resulting in weak sales and reduced margins and in an effort to reduce expenses and improve profitability, we reduced portions of our workforce in October 2002, January 2003 and again in March 2003 by a total of 13 employees. There was no significant impact on the results of operations in the first quarter as a result of these reductions, however, the current quarter was negatively affected as a result of severance payments totaling $147,000. We expect annual savings in salary and benefit costs of approximately $900,000 as a result of these reductions.

New Chief Executive Officer Named

        On March 10, 2003, Kevin McLaughlin resigned as chief executive officer and Jerome C. Artigliere was named chief executive officer.

Resignation of Chairman and Chief Executive Officer

        On April 3, 2003, Jerome C. Artigliere resigned as chairman and chief executive officer. Kevin McLaughlin was appointed chairman, and Sebastian F. Perez was named chief operating officer and will act as president and chief executive officer until our Board of Directors appoints a new president and chief executive officer.

New Member of the Board of Directors Appointed

        On April 3, 2003 J. Robert Patterson was appointed to the Board of Directors.

Name Change

        On March 27, 2003, our stockholders approved an amendment to our certificate of incorporation changing our name to InfoTech USA, Inc.

BUSINESS DESCRIPTION
(in $'000 unless otherwise noted)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc., and InfoTech USA, Inc., we provide professional services in the area of systems integration, information technology procurement and logistics, and technology strategy in the New York City metropolitan area and New Jersey. We are a full service provider of information technology solutions and products. We specialize in tailoring our approach to the individual customer needs of medium to large size entities . We provide information technology consulting, networking, procurement, deployment, integration, migration and security services and solutions. We also provide on-going system and network maintenance services. We are controlled by our 53% majority stockholder, Applied Digital Solutions, Inc.

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

	Relationship to Revenue

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002
	%	%	%	%
Product revenue	76.3	92.3	79.8	90.2
Service revenue	23.7	7.7	20.2	9.8

Total revenue	100.0	100.0	100.0	100.0

Cost of products sold	65.0	83.1	66.8	80.7
Cost of services sold	15.8	3.9	12.3	4.9

Total cost of products and services sold	80.8	87.0	79.1	85.6

Gross profit	19.2	13.0	20.9	14.4
Selling, general and administrative expenses	35.0	11.3	33.8	15.2
Depreciation and amortization	2.1	0.7	2.1	0.9

(Loss) income from operations	(17.9)	1.0	(15.0)	(1.7)
Other expense (income)	0.1	(0.0)	0.0	(0.0)
Interest expense	0.2	0.6	0.1	1.0

(Loss) income before income tax (benefit) expense	(18.2)	0.4	(15.1)	(2.7)
Income tax (benefit) expense	(6.8)	0.2	(5.7)	(1.1)

Net (loss) income available to common stockholders	(11.4)	0.2	(9.4)	(1.6)

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002
(in $'000 unless otherwise noted)

        Revenue for the second quarter of fiscal 2003 decreased $7,971, or 75.9% from $10,505 for the second quarter of 2002. The majority of the decrease was due to two large customers that had one-time orders in the quarter ended March 31, 2002. The sales to the two customers were primarily product sales and were in excess of $5,300. Additionally, revenue decreased as a result of a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services. Product revenue for the three months ended March 31, 2003 decreased $7,760, or 80.0% and service revenue decreased $211, or 26.0% from the same period last year.

        Gross profit declined by $878, or 64.3% in the second quarter of fiscal year 2003 to $487 from $1,365 in the second quarter of fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. However, overall gross margin increased from 13.0% in the second quarter of 2002 to 19.2% in the second quarter of 2003. This was primarily a result of our strategy to cease selling some of our lower margin computer hardware and to focus our efforts on selling higher margin products as well as on increasing the proportion of higher margin technical services sales. Product gross margin rose to 14.8% for the quarter ended March 31, 2003 compared to 9.9% for the same quarter last year. Service gross margin declined to 33.5% for the quarter ended March 31, 2003 from 49.9% for the quarter ended March 31, 2002, primarily due to the underutilization of high-end technical service personnel.

        Selling, general and administrative expenses were $887 for the quarter ended March 31, 2003, down $297, or 25.1%, from the $1,184 reported for the same period last year. The decrease of $297 in for the quarter was offset by severance payments of $147. The reduction in expense was primarily due to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, reduced commissions on lower sales and other cost control programs.

        Depreciation and amortization expense for the current quarter was $55, a decrease of $19 or 25.7%, from $74 reported for the same quarter last year. Interest expense for the quarter ended March 31, 2003 was $3 compared to $71 for the same quarter last year. This decrease was due to the payoff of the mortgage on the Shirley, New York facility in January of 2002 and the repayment of certain notes to Applied Digital Solutions in August of 2002.

        Loss from operations for the quarter ended March 31, 2003 was $455 compared to a profit from operations of $107 for the same quarter last year. Loss before income taxes for the quarter was $460 compared to a profit before tax of $37 for the quarter ended March 31, 2002. Our effective tax rate for the current quarter was 37.2% compared to 43.2% for the same quarter last year.

        Our net loss for the quarter ended March 31, 2003 was $289 compared to a net profit of $21 reported the same period last year.

Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002
(in $'000 unless otherwise noted)

        Revenue for the six months ended March 31, 2003 decreased $10,432 or 65.8% from $15,846 for the six months ended March 31, 2002. The majority of the decrease was due to two large customers that had one-time orders in the quarter ended March 31, 2002. The sales to the two customers were primarily product sales and were in excess of $5,300. Additionally, revenue decreased as a result of a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services. Product revenue for the six months ended March 31, 2003 decreased $9,970, or 69.8% and service revenue decreased $462, or 29.7% from the same period last year.

        Gross profit declined by $1,145, or 50.3% in the first six months of fiscal year 2003 to $1,132 from $2,277 in the first six months of fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. However, overall gross margin increased from 14.4% in the first six months of fiscal 2002 to 20.9% in the first six months of 2003. This was primarily a result of our strategy to cease selling some of our lower margin computer hardware and to focus our efforts on selling higher margin products as well as on increasing the proportion of higher margin technical services sales. Product gross margin rose to 16.3% for the six months ended March 31, 2003 compared to 10.5% for the same period last year. Service gross margin declined to 39.0% for the six months ended March 31, 2003 from 50.3% for the six months ended March 31, 2002, primarily due to the underutilization of high-end technical service personnel.

        Selling, general and administrative expenses were $1,830 for the six months ended March 31, 2003, down $582, or 24.1%, from the $2,412 reported for the same period last year. The decrease of $582 in for the six months was somewhat offset by severance payments of $147. The reduction in expense was primarily due to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, reduced commissions on lower sales and other cost control programs.

        Depreciation and amortization expense for the first six months was $112, a decrease of $25 or 18.2%, from $137 reported for the same period last year. Interest expense for the six months ended March 31, 2003 was $10 compared to $159 for the same period last year. This decrease was due to the payoff of the mortgage on the Shirley, New York facility in January of 2002 and the repayment of certain notes to Applied Digital Solutions in August of 2002.

        Loss from operations for the six months ended March 31, 2003 was $810 compared to a loss from operations of $272 for the same period last year. Loss before income taxes for the six months was $820 compared to loss before income taxes of $430 for the six months ended March 31, 2002. Our effective tax rate for the period was 38.0% compared to 39.8% for the same period last year.

        Our net loss for the six months ended March 31, 2003 was $508 compared to a net loss of $259 reported the same period last year.

Liquidity and Capital Resources

        Our current ratio at March 31, 2003 was up to 4.1 compared to 3.7 at September 30, 2002. Working capital at March 31, 2003 was down to $3,321 from $4,081 at September 30, 2002, a decrease of $760.

        Cash used in operating activities in the first six months of fiscal year 2003 was $1,356 compared to cash provided by operating activities in the first six months of fiscal year 2002 of $2,024. The cash used in operating activities during the period was primarily a result of our net loss and a reduction of accounts payable. Additionally, there were increases in accounts receivable and other assets. The cash provided by operating activities during the six months ended March 31, 2003 of last fiscal year was a result of large reductions in accounts receivable, which were somewhat offset by a decrease in accounts payable.

        Cash provided by investing activities was $8 for the first six months of fiscal 2003 compared to $2,430 for the same period last year. Cash provided by investing activities of $8 for the six months ended March 31, 2003 was primarily a result of payments received on notes receivable, which was somewhat offset by capital expenditures. The cash provided by investing activities of $2,430 in the six months ended March 31, 2002 was primarily a result of the sale of the Shirley, New York facility, sold in January 2002.

        Net cash used in financing activities was $26 for the six months ended March 31, 2003 versus cash used in financing activities of $1,505 for the six months ended March 31, 2002. The $26 of cash used in financing activities in the first six months of this year was a combination of payments made to pay down our borrowings on our line of credit with Applied Digital Solutions and payments made on our capital lease obligation. The $1,505 of cash used in financing activities in the first six months of last year was primarily a combination of paying off the mortgage on the Shirley, New York facility and paying down the line of credit to Applied Digital Solutions.

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our current financing agreements with IBM Credit LLC provide financing on inventory purchases up to $2,500. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. IBM Credit may grant temporary increases, thereby increasing the line of credit in order to accommodate high volume sale opportunities. Interest for balances not paid within the interest free period provided in the agreements accrues at prime plus 6.5%.

        Combined borrowings under the financing arrangements described above amounted to $104 and $236 at March 31, 2003 and September 30, 2002, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

        In addition to the financing arrangements above, we have a line of credit with Applied Digital Solutions through its credit arrangements with IBM Credit. The credit agreement between Applied Digital Solutions and IBM Credit which became effective on March 27, 2002 contains covenants relating to Applied Digital Solutions’ financial position and performance, as well as the financial position and performance of Digital Angel Corporation, an affiliate of Applied Digital Solutions. On September 30, 2002 and again on November 1, 2002, Applied Digital Solutions entered into amendments to the credit agreement. These amendments revised certain financial covenants of Applied Digital Solutions and Digital Angel Corporation.

         Under the terms of the credit agreement, Applied Digital Solutions was required to repay IBM Credit approximately $46.2 million, including approximately $16.4 million of accrued interest and expenses, by February 28, 2003. Applied Digital Solutions has indicated that it failed to make the required payment to IBM Credit. We understand that, on March 7, 2003, Applied Digital Solutions received a letter from IBM Credit declaring an event of default under the credit agreement. Applied Digital Solutions has disclosed that, effective April 2, 2003, Applied Digital Solutions and IBM Credit entered into a forbearance agreement which, among other things, grants Applied Digital Solutions additional time within which to satisfy its obligations to IBM Credit. Management understands that $68.0 million plus accrued interest must be repaid by Applied Digital Solutions by September 30, 2003 and an additional $9.2 million plus accrued interest must be repaid by Applied Digital Solutions by March 31, 2004. Applied Digital Solutions has disclosed that it may fully satisfy its obligations to IBM Credit by paying IBM (i) $30.0 million in cash by June 30, 2003, (ii) $50.0 million in cash by September 30, 2003 or (iii) $40.0 million in cash by September 30, 2003 with an additional $10.0 million in cash due by December 31, 2003. We understand that a portion of these obligations may be satisfied with the proceeds from the sale of Digital Angel Corporation common stock if Applied Digital Solutions has not made the cash payments described above by September 30, 2003. Management is unaware of whether Applied Digital Solutions has the funds available to make the payments due under the credit agreement.

         Applied Digital Solutions' shares of our common stock are pledged as collateral for amounts outstanding under the credit agreement. IBM Credit has a security interest in our receivables and inventories, up to the amount advanced to us from Applied Digital Solutions under the line of credit. As of March 31, 2003, we had $18 due to Applied Digital Solutions under the line of credit. The failure of Applied Digital Solutions to make the required payments to IBM Credit or to otherwise comply with the terms and conditions of the forbearance agreement would permit IBM Credit to exercise its rights under the credit agreement, including enforcing its rights to collect all amounts due to Applied Digital Solutions under the line of credit and against the shares of our common stock owned by Applied Digital Solutions. Payment of the amount due under the line of credit would not materially affect our business operations or the amount available to us under our inventory financing arrangements with IBM. If IBM enforces its rights with respect to the shares of our common stock, then we would experience a change of control.

        We believe that our present financing arrangements with IBM Credit and current cash position will be sufficient to fund our operations and capital expenditures for at least twelve months without utilizing any additional loans from IBM Credit through the Applied Digital Solutions credit facility. Our long-term capital needs may require additional sources of credit, however, any change in financing arrangements requires the consent of Applied Digital Solutions and IBM Credit. There can be no assurances that these consents will be given, or that we will be successful in our ability to negotiate additional sources of credit. Our inability to have continuous access to such financing at reasonable costs would materially and adversely impact our long-term financial condition, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

        Certain statements in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the ability to retain key personnel; the continued development of our technical, sales, marketing and management capabilities; relationships with and dependence on third-party suppliers; anticipated competition; uncertainties relating to economic conditions where we operate; uncertainties relating to government and regulatory policies; uncertainties relating to customer plans and commitments; rapid technological developments and obsolescence in the industries in which we operate and compete; potential performance issues with suppliers and customers; governmental export and import policies; global trade policies; worldwide political stability and economic growth; the highly competitive environment in which we operate; potential entry of new, well-capitalized competitors into our markets; our ability to maintain available sources of financing; and changes in our capital structure and cost of capital. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

PART II    OTHER INFORMATIONITEM

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (i)   An annual meeting of our shareholders was held on March 27, 2003 to:

(i)	Elect Charles L. Doherty and Scott R. Silverman and ratify appointment of Kevin McLaughlin,

(ii)	Amend our certificate of incorporation to change our name to "InfoTech USA, Inc.", and

(iii)	Ratify the appointment of J. H. Cohn LLP, as independent public accountants of the Company for the year ending September 30, 2003.

        (ii)    The results of the votes were as follows:

	For	Against	Abstain

Election of directors and ratification of appointment of director	4,810,226	10,017	–
Amendment of certificate of incorporation	4,810,338	9,017	888
Ratification of independent public accountants	4,809,338	9,017	1,888

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

        See list of exhibits attached hereto.

(b)    Reports on Form 8-K

        On February 14, 2003, we filed a Current Report on Form 8-K under Item 7 disclosing the certifications made by our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        On March 14, 2003, we filed a Current Report on Form 8-K under Item 5 reporting certain defaults by Applied Digital Solutions under its credit agreement with IBM Credit LLC.

        On April 9, 2003, we filed a Current Report on Form 8-K under Items 5 and 7 reporting the resignation of Jerome C. Artigliere as chairman, chief executive officer and president and the appointment of Sebastian Perez as Chief Operating Officer and announcing that Applied Digital Solutions had entered into a forbearance agreement with IBM Credit LLC.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFOTECH USA, INC.

Dated: May 14, 2003	By:	/s/ J. ROBERT PATTERSON
J. Robert Paterson Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

        I, Sebastian F. Perez, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of InfoTech USA, Inc.;

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

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ SEBASTIAN F. PEREZ
Sebastian F. Perez, Chief Operating Officer and acting President and Chief Executive Officer (Principal executive officer)

        I, J. Robert Patterson, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of InfoTech USA, Inc.;

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

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ J. ROBERT PATTERSON
J. Robert Patterson, Vice President, Chief Financial Officer, Treasurer and Director (Principal financial officer)

EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation dated April 21, 1997 *

3.2	Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 *

3.3	Certificate of Amendment of Certificate of Incorporation dated April 9, 2003 *

3.4	Amended and Restated By-Laws *

10.1	Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit, LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated by reference to Exhibit 10.2 to Applied Digital Solution, Inc.'s Current Report on Form 8-K, dated March 21, 2003)

10.2	Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, among IBM Credit, LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust and the other Loan Parties thereto (incorporated by reference to Exhibit 10.27 to Applied Digital Solution, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

           *      Filed herewith