Form 10-Q
period 2003-06-30
INFOTECH USA INC
filed 2003-08-13
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

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

        Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No   [  ]

        Indicate by check mark (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]     No   [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        The number of shares outstanding of each class of our common stock as of August 12, 2003 is as follows:

Class of Common Stock	Number of Shares
Common Stock, par value $.01 per share	4,895,998

INFOTECH USA, INC.
(FORMERLY SYSCOMM INTERNATIONAL CORPORATION)

TABLE OF CONTENTS

Item	Description	Page

PART I – FINANCIAL INFORMATION

1.	Consolidated Condensed Financial Statements Consolidated Condensed Balance Sheets - June 30, 2003 (unaudited) and September 30, 2002	3
	Consolidated Condensed Statements of Operations - Three and Nine Months Ended June 30, 2003 and 2002 (unaudited)	4
	Consolidated Condensed Statement of Stockholders' Equity - Nine Months Ended June 30, 2003 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows - Nine Months Ended June 30, 2003 and 2002 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	13
4.	Controls and Procedures	13

PART II – OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	14
6.	Exhibits and Reports on Form 8-K	14
SIGNATURE		15
EXHIBITS		18

PART I    FINANCIAL INFORMATION
     ITEM 1.    FINANCIAL STATEMENTS

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
Assets
	June 30, 2003	September 30, 2002
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 1,143	$ 3,398
Accounts receivable (net of allowance for doubtful accounts of	3,170	1,913
$124 and $208)
Inventories	26	91
Note receivable - Parent Company	1,000	--
Deferred tax assets	13	42
Other current assets	233	135

Total Current Assets	5,585	5,579
Property, equipment and improvements, net	374	524
Goodwill, net	2,154	2,154
Other assets	1,910	1,500

Total Assets	$ 10,023	$ 9,757

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligation	$ 21	$ 21
Amounts due to Parent Company	93	127
Accounts payable	583	190
Accrued expenses and other liabilities	1,689	1,160

Total Current Liabilities	2,386	1,498
Capital lease obligation	5	21

Total Liabilities	2,391	1,519

Commitments and Contingencies
Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	--	--
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares issued;	58	58
4,896 shares outstanding
Additional paid-in capital	6,653	6,653
Retained earnings	1,839	2,445
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	7,632	8,238

Total Liabilities and Stockholders' Equity	$ 10,023	$ 9,757

See the accompanying notes to consolidated condensed financial statements.	3

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data) (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Product revenue	$ 3,333	$ 4,127	$ 7,653	$ 18,416
Service revenue	637	668	1,731	2,225

Total revenues	3,970	4,795	9,384	20,641

Cost of sales:
Cost of products sold	3,004	3,412	6,619	16,206
Cost of services sold	410	419	1,077	1,193

Total cost of products and services sold	3,414	3,831	7,696	17,399

Gross profit	556	964	1,688	3,242
Selling, general and administrative expenses	658	917	2,488	3,328
Depreciation and amortization	55	68	168	206

Loss from operations	(157)	(21)	(968)	(292)
Other expense (income)	9	--	21	(1)
Interest (income) expense	(3)	45	(5)	205

Loss before income tax (benefit) expense	(163)	(66)	(984)	(496)
Income tax (benefit) expense	(65)	6	(378)	(165)

Net loss applicable to common stockholders	$ (98)	$ (72)	$ (606)	$ (331)

Net loss per common share – basic	$ (0.02)	$ (0.01)	$ (0.12)	$ (0.07)

Weighted average number of common
shares outstanding – basic	4,895,998	4,895,998	4,895,998	4,895,998

See the accompanying notes to consolidated condensed financial statements.	4

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY For the Nine Month Period Ended June 30, 2003
(In thousands, except share data) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders'
	Number	Amount	Number	Amount	Capital	Earnings	Number	Amount	Equity

Balance, October 1, 2002	–	$ –	5,757	$ 58	$ 6,653	$ 2,445	(861)	$ (918)	$ 8,238
Net loss	–	–	–	–	–	(606)	–	–	(606)

Balance, June 30, 2003	–	$ –	5,757	$ 58	$ 6,653	$ 1,839	(861)	$ (918)	$ 7,632

See the accompanying notes to consolidated condensed financial statements.	5
INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Nine Months Ended June 30,
	2003	2002

Cash flows from operating activities
Net loss	$ (606)	$ (331)
Adjustments to reconcile net loss to cash (used in) provided by operating activities
Depreciation and amortization	168	206
Deferred income taxes	(378)	(171)
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,257)	6,814
Decrease in inventories	65	42
(Increase) decrease in other current assets	(116)	262
(Increase) decrease in other assets	(3)	15
Increase (decrease) in accounts payable and accrued expenses	922	(4,241)

Net cash (used in) provided by operating activities	(1,205)	2,596

Cash flows from investing activities
Capital expenditures	(18)	(38)
Payments received on notes receivable - other	18	59
Notes received for loan to Parent Company	(1,000)
Proceeds from disposition of property and equipment	--	2,440

Net cash (used in) provided by investing activities	(1,000)	2,461

Cash flows from financing activities
Payments on capital lease obligation and long term debt	(16)	(999)
Net payments on Parent Company line of credit	(34)	(492)

Net cash used in financing activities	(50)	(1,491)

Net (decrease) increase in cash and cash equivalents	(2,255)	3,566
Cash and cash equivalents - beginning of period	3,398	1,811

Cash and cash equivalents - end of period	$ 1,143	$ 5,377

See the accompanying notes to consolidated condensed financial statements.	6
INFOTECH USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data) (Unaudited)

1.      Basis of Presentation

           In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of InfoTech USA, Inc. (formerly SysComm International Corporation) (the “Company”) and its wholly-owned subsidiaries, as of June 30, 2003, their results of operations for the three and nine months ended June 30, 2003 and 2002, their changes in stockholders’ equity for the nine months ended June 30, 2003 and their cash flows for the nine months ended June 30, 2003 and 2002. Information included in the consolidated condensed balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

           The consolidated results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending September 30, 2003.

2.      Principles of Consolidation

          The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.      Inventories

Inventories at June 30, 2003 and September 30, 2002 consist of:
	June 30, 2003	September 30, 2002
Finished goods	$ 65	$ 169
Allowance for excess and obsolescence	(39)	(78)
	$ 26	$ 91

4.      Loss Per Share

           As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per share and, if appropriate, diluted net income per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share”.

           Since the Company had net losses for the three and nine months ended June 30, 2003 and 2002, the assumed effects of the exercise of employee stock options for the purchase of 3,660 and 5,070 common shares at June 30, 2003 and 2002, respectively, and warrants for the purchase of 300 common shares at $0.5775 per share outstanding at June 30, 2003 would have been anti-dilutive.

5.     Stock-Based Compensation

           The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting For Stock Issued To Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial

INFOTECH USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data) (Unaudited)

Accounting Standards No. 123 (“SFAS 123”), “Accounting For Stock-Based Compensation.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Net loss - as reported	$(98)	$(72)	$(606)	$(331)
Deduct total stock-based employee compensation
expense determined under a fair value based
method for all awards, net of related tax effects	(23)	(70)	(68)	(121)

Net loss - pro forma	$(121)	$(142)	$(674)	$(452)

Net loss per share:
Basic - as reported	$(.02)	$(.01)	$(.12)	$(.07)
Basic - pro forma	$(.02)	$(.03)	$(.14)	$(.09)

6.     Related Party Transaction

          On June 27, 2003, the Company loaned $1.0 million to its majority stockholder, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due on or before June 30, 2004. As collateral for the loan, Applied Digital pledged 750,000 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of June 27, 2003, the market value of the shares of stock of Digital Angel was approximately $2,137,500 based on the closing price of Digital Angel’s common stock.

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

RECENT DEVELOPMENTS

Resignation of Director

         On June 16, 2003, Scott Silverman resigned as a director. A search committee consisting of two directors is currently in the process of identifying candidates to fill the vacancies that currently exist on our Board of Directors.

Loan Made to Majority Stockholder

         On June 27, 2003, we loaned $1.0 million to our majority stockholder, Applied Digital Solutions, Inc. Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable by Applied Digital on a monthly basis beginning July 31, 2003. The loan will provide us with approximately $13,300 per month in interest income. The principal amount of the loan and any unpaid interest is due on or before June 30, 2004. As collateral for the loan, Applied Digital pledged 750,000 shares of common stock of Digital Angel Corporation, a majority-owned subsidiary of Applied Digital. As of June 27, 2003, the market value of the shares of stock of Digital Angel was approximately $2,137,500 based on the closing price of Digital Angel’s common stock, which is traded on the American Exchange under the symbol “DOC”. As of August 12, 2003, the market value of the shares of common stock of Digital Angel held by us as collateral under the loan was approximately $1,575,000.

BUSINESS DESCRIPTION

         We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, Inc., we provide professional services in the area of systems integration, information technology procurement and logistics, and technology strategy in the New York City metropolitan area and in New Jersey. We are a full service provider of information technology solutions and products. We specialize in tailoring our approach to the individual customer needs of medium to large size entities. We provide information technology consulting, networking, procurement, deployment, integration, migration and security services and solutions. We also provide on-going system and network maintenance services. We are controlled by our 53% majority stockholder, Applied Digital.

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

	Relationship to Revenue

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003%	2002%	2003%	2002%
Product revenue	84.0	86.1	81.6	89.2
Service revenue	16.0	13.9	18.4	10.8

Total revenues	100.0	100.0	100.0	100.0

Cost of products sold	75.7	71.2	70.5	78.5
Cost of services sold	10.3	8.7	11.5	5.8

Total cost of products and services sold	86.0	79.9	82.0	84.3

Gross profit	14.0	20.1	18.0	15.7
Selling, general and administrative expenses	16.6	19.1	26.5	16.1
Depreciation and amortization	1.4	1.4	1.8	1.0

Loss from operations	(4.0)	(0.4)	(10.3)	(1.4)
Other expense (income)	0.2	0.0	0.2	(0.0)
Interest (income) expense	(0.1)	1.0	(0.0)	1.0

Loss before income tax (benefit) expense	(4.1)	(1.4)	(10.5)	(2.4)
Income tax (benefit) expense	(1.6)	0.1	(4.0)	(0.8)

Net loss applicable to common stockholders	(2.5)	(1.5)	(6.5)	(1.6)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002
(in $'000 unless otherwise noted)

         Revenue for the third quarter of fiscal 2003 decreased $825, or 17.2%, to $3,970 from $4,795 for the third quarter of 2002. The decrease was due to a continued soft market affecting sales volume in both product sales and service sales, combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services. Product revenue for the three months ended June 30, 2003 decreased $794, or 19.2%, and service revenue decreased $31, or 4.6%, from the same period last year.

         Gross profit declined by $408, or 42.3%, in the third quarter of fiscal year 2003, to $556 from $964 in the third quarter of fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue and a large volume, low margin sale made in the current quarter. The large sale, which represented approximately 30% of the total revenue for the quarter, is part of a large project that will be completed in the fourth quarter. Service revenue and manufacturers' rebates associated with the completion of the project are expected to be approximately $70 and will be earned in the fourth quarter when the project is completed. Overall gross margin decreased from 20.1% in the third quarter of 2002 to 14.0% in the third quarter of 2003. This decrease in gross margin was primarily a result of the large volume, low margin sale during the current quarter which we previously described. Product gross margin fell to 9.9% for the quarter ended June 30, 2003 compared to 17.3% for the same quarter last year. Service gross margin declined to 35.6% for the quarter ended June 30, 2003 from 37.3% for the quarter ended June 30, 2002.

         Selling, general and administrative expenses were $658 for the quarter ended June 30, 2003, down $259, or 28.2%, from the $917 reported for the same period last year. The decrease in selling, general and administrative expenses was primarily due to headcount reductions, reduced commissions on lower sales and the effects of other cost control programs.

        Depreciation and amortization expense for the current quarter was $55, a decrease of $13, or 19.1%, from $68 reported for the same quarter last year. Net interest income for the quarter ended June 30, 2003 was $3 compared to net interest expense of $45 for the same quarter last year. This change in interest expense was due to the repayment of certain notes to Applied Digital Solutions in August of 2002.

        Loss from operations for the quarter ended June 30, 2003 was $157 compared to loss of $21 for the same quarter last year. Loss before income taxes for the quarter was $163 compared to a loss before income taxes of $66 for the quarter ended June 30, 2002. Our income tax benefit was $65 for the current quarter compared to income tax expense of $6 for the same quarter last year.

        Our net loss for the quarter ended June 30, 2003 was $98 compared to a net loss of $72 reported the same period last year.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June, 2002
(in $'000 unless otherwise noted)

        Revenue for the nine months ended June 30, 2003 decreased $11,257 or 54.5% from $20,641 for the nine months ended June 30, 2002. The majority of the decrease was due to two large customers that had one-time orders in the quarter ended March 31, 2002. The sales to the two customers were primarily product sales and were in excess of $5,300. Additionally, revenue decreased as a result of a continued soft market in both product sales and service sales combined with our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services. Product revenue for the nine months ended June 30, 2003 decreased $10,763, or 58.4%, and service revenue decreased $494, or 22.2%, from the same period last year.

        Gross profit declined by $1,554, or 47.9%, in the first nine months of fiscal year 2003 to $1,688 from $3,242 in the first nine months of fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. Despite a lower gross margin for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002, overall gross margin increased from 15.7% in the first nine months of fiscal 2002 to 18.0% in the first nine months of 2003. This increase in gross margin was primarily a result of our strategy to cease selling some of our lower margin computer hardware and to focus our efforts on selling higher margin products as well as on increasing the proportion of higher margin technical services sales. The overall increase in gross margin for the first nine months of fiscal 2003 was offset by a large volume, low margin sale during the third quarter of fiscal year 2003. Product gross margin rose to 13.5% for the nine months ended June 30, 2003 compared to 12.0% for the same period last year. Service gross margin declined to 37.8% for the nine months ended June 30, 2003 from 46.4% for the nine months ended June 30, 2002, primarily due to the underutilization of high-end technical service personnel.

        Selling, general and administrative expenses were $2,488 for the nine months ended June 30, 2003, down $840, or 25.2%, from the $3,328 reported for the same period last year. The decrease in selling, general and administrative expenses was somewhat offset by severance payments of $147 made during the nine months ended June 30, 2003. The overall decrease in selling, general and administrative expenses was primarily due to headcount reduction, the elimination of expenses related to the Shirley, New York facility, which was sold in January 2002, reduced commissions on lower sales and the effects of other cost control programs.

        Depreciation and amortization expense for the nine months was $168, a decrease of $38, or 18.4%, from $206 reported for the same period last year. Net interest income for the nine months ended June 30, 2003 was $5 compared to net interest expense of $205 for the same period last year. This change in net interest expense was due to the payoff of the mortgage on the Shirley, New York facility in January of 2002 and the repayment of certain notes to Applied Digital Solutions in August of 2002.

        Loss from operations for the nine months ended June 30, 2003 was $968 compared to a loss from operations of $292 for the same period last year. Loss before income taxes for the nine months was $984 compared to loss before income taxes of $496 for the nine months ended June 30, 2002. Our effective tax rate for the period was 38.4% compared to 33.3% for the same period last year.

        Our net loss for the nine months ended June 30, 2003 was $606 compared to a net loss of $331 reported the same period last year.

Liquidity and Capital Resources

         Our current ratio at June 30, 2003 was 2.3 compared to 3.7 at September 30, 2002. Working capital at June 30, 2003 was $3,199 down from $4,081 at September 30, 2002, a decrease of $882.

        Cash used in operating activities in the first nine months of fiscal year 2003 was $1,205 compared to cash provided by operating activities in the first nine months of fiscal year 2002 of $2,596. The cash used in operating activities during the period was primarily a result of our net loss and an increase in accounts receivable offset by an increase in accounts payable. Additionally, there was an increase in other current assets. The cash provided by operating activities during the nine months ended June 30, 2002 was a result of large reductions in accounts receivable, which were somewhat offset by a decrease in accounts payable.

        Cash used in investing activities was $1,000 for the first nine months of fiscal 2003 compared to cash provided by investing activities of $2,461 for the same period last year. Cash used in investing activities of $1,000 for the nine months ended June 30, 2003 was primarily a result of the short term loan made to our majority stockholder, Applied Digital. The cash provided by investing activities of $2,461 in the nine months ended June 30, 2002 was primarily a result of the sale of the Shirley, New York facility, in January 2002.

         Cash used in financing activities was $50 for the nine months ended June 30, 2003 versus cash used in financing activities of $1,491 for the nine months ended June 30, 2002. The $50 of cash used in financing activities in the first nine months of this year was a combination of payments made to pay down our borrowings on our line of credit with Applied Digital and payments made on our capital lease obligation. The $1,491 of cash used in financing activities in the first nine months of last year was primarily a combination of paying off the mortgage on the Shirley, New York facility and paying down the line of credit to Applied Digital.

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

        Combined borrowings under the financing arrangements described above amounted to $1,696 and $236 at June 30, 2003 and September 30, 2002, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

        On June 30, 2003, our majority stockholder, Applied Digital, made cash payments to IBM Credit totaling $30 million in satisfaction of its obligations to IBM Credit. Under the terms of its agreement with IBM Credit, Applied Digital had pledged its shares of our common stock as collateral for amounts outstanding under the credit agreement, and IBM Credit had a security interest in our receivables and inventories, up to the amount advanced to us from Applied Digital under the line of credit. We understand that Applied Digital has fully satisfied its obligations to IBM Credit and, accordingly, IBM Credit’s security interest in the shares of common stock owned by Applied Digital and in our receivables and inventories have been released under Applied Digital’s credit agreement. As disclosed above, IBM Credit will continue to have a security interest in our receivables and inventories to the extent we borrow under our existing financing agreements with IBM Credit.

        We believe that our present financing arrangements with IBM Credit and current cash position will be sufficient to fund our operations and capital expenditures through at least June 30, 2004 without utilizing any additional loans. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in our ability to negotiate additional sources of credit. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our long-term financial condition, results of operations and cash flows.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. For InfoTech USA, borrowings under the financing agreement with IBM Credit are at zero percent interest for the first 30 days, thereafter the interest rate is the prime rate plus 6.5%. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

        Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.   CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in our reporting system. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.

        There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

        It should be noted that our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II    OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (i)   An annual meeting of our stockholders was held on March 27, 2003 to:

(i)	Elect Charles L. Doherty and Scott R. Silverman as directors and ratify the appointment of Kevin McLaughlin as a director;

(ii)	Amend our certificate of incorporation to change our name to "InfoTech USA, Inc.", and

(iii)	Ratify the appointment of J. H. Cohn LLP, as our independent public accountants for the year ending September 30, 2003.

        (ii)    The results of the votes were as follows:

	For	Against	Abstain

Election of directors and ratification of the appointment of a director	4,810,226	10,017	–
Amendment of certificate of incorporation	4,810,338	9,017	888
Ratification of independent public accountants	4,809,338	9,017	1,888

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

        On July 11, 2003, we filed a Current Report on Form 8-K under Items 2 and 7 reporting a short-term loan for $1.0 million to Applied Digital Solutions, our majority stockholder.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFOTECH USA, INC.

Dated: August 13, 2003	By:	/s/ J. ROBERT PATTERSON
J. Robert Paterson Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Chief Accounting Officer)

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.2	Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation dated April 9, 2003 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

10.1	Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit, LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated by reference to Exhibit 10.2 to Applied Digital Solution, Inc.’s Current Report on Form 8-K, dated March 21, 2003)

10.2	Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, among IBM Credit, LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust and the other Loan Parties thereto (incorporated by reference to Exhibit 10.27 to Applied Digital Solution, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

10.3	Commercial Loan Agreement, dated June 27, 2003, between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.4	Term Note, dated June 27, 2003, issued by Applied Digital Solutions, Inc. in favor of InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.5	Stock Pledge Agreement, dated June 27, 2003, between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002