Form 10-K
period 2003-09-30
INFOTECH USA INC
filed 2003-12-23
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________
Commission File No.: 0-22693
InfoTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey 07004 (Address of principal executive offices) (Zip Code)	(973) 227-8772 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share (Title of class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]   No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).           Yes [  ]   No [X]

           The aggregate market value of our common stock held by non-affiliates of the registrant computed by reference to the average bid and ask price of our common stock on March 31, 2003 was $636,480. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder of the registrant are deemed to be affiliates of the registrant.

          The number of shares outstanding of each class of our common equity as of December 17, 2003 is as follows:

Class of Common Equity Common Stock, par value $.01 per share	Number of Shares 4,895,998

          The information required by Part III of this Form 10-K is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission on or before January 28, 2004.

TABLE OF CONTENTS

Item	Description	Page

PART I

1.	Business	1
2.	Properties	7
3.	Legal Proceedings	7

PART II

5.	Market for the Registrant's Common Equity and Related Stockholder Matters	7
6.	Selected Financial Data	9
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
7A.	Quantitative and Qualitative Disclosures About Market Risk	16
8.	Financial Statements and Supplementary Data	16
9A.	Controls and Procedures	16

PART III

10.	Directors and Executive Officers of the Registrant	17
11.	Executive Compensation	17
12.	Security Ownership of Certain Beneficial Owners and Management	17
13.	Certain Relationships and Related Transactions	17
14.	Principal Accountant Fees and Services	17

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	18
Signatures
Certifications

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

PART I

ITEM 1. BUSINESS

General
(in $'000)

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, we are a full service provider of information technology, or IT, services and products. We specialize in tailoring our approach to the individual customer needs. Doing business as “InfoTech”, we provide IT consulting, networking, remote access, procurement, storage area networks, deployment, integration and migration services. We also provide on-going system and network maintenance services.

        In 2003, we continued our strategy of moving away from a product-driven systems integration business model to a customer-oriented IT solutions-based business model. We built on our investment in high quality personnel by focusing on increasing their expertise with continuous training in order to achieve higher technical and sales certification levels. Increasing the expertise of our technical and sales staff has enabled us to advance our certification levels with manufacturers of high-end IT products, thereby enabling us to offer more IT products and services to our customers. We also continued our strategy of developing strategic alliances with outside technical service firms and manufacturers of high-end IT products.

        A significant percentage of our revenue is derived from sales to customers in educational institutions, the legal and financial community, medical facilities, museums, and New York City agencies. However, our customer base also includes retailers, manufacturers and distributors. Our customers include:

American Federation of Arts
Centenary College
City of New York
Cummings & Lockwood
GAF Materials Corporation
Hackensack University Medical Center
IBM Corporation
International Council of Shopping Centers
Independence Computer Maintenance	International Specialty Products Lowenstein Sandler Museum of Modern Art Polytechnic University Risk Enterprise Management Somerset Medical Center St. Joseph's Hospital Valley Hospital Weehawken High School

All of our revenue is derived from U.S.-based customers.

        During 2003, three customers, Hackensack University Medical Center, GAF Material Corporation and Centenary College, accounted for 21%, 18% and 12% of our consolidated revenues, respectively. During 2002, three customers, Deutsche Bank, Hackensack University Medical Center and Morgan Stanley, accounted for 16%, 14% and 9% of our consolidated revenues, respectively. All of our top three customers for 2003 continue to be active customers, however, the loss of significant orders from these or any of our other customers in the future may have a material adverse effect on our results of operations or financial condition.

Strategy

        We strive to be a complete IT products and services provider that enables our customers to maximize the return on their technology investments by solving their business problems, improving their productivity and providing a competitive edge. In doing so, we aim to achieve a high level of customer satisfaction by delivering high quality IT products and services on time and on budget. Our team approach provides us flexibility to adapt to our customers’ individual needs. We carefully research and analyze our customers’ needs and objectives and tailor a comprehensive IT solution that combines high quality IT services and products that will allow them to meet their goals. We work hand-in-hand with our customers throughout the design, procurement, implementation, integration and on-going system maintenance processes, becoming an extension of their IT departments.

Target Market

        We primarily target small- to medium-sized businesses. We also continue to focus on building relationships with our larger customers and on searching for new opportunities in the Fortune 1000 market space. We believe the area for the most potential growth will continue to be the small to medium-sized customers seeking expertise they do not have within their organizations. We continue to identify those companies that will fit well with our culture and to target the vertical markets where we have previously been successful, including educational institutions, legal and financial services, medical facilities, museums and New York City agencies. Geographically, we continue to focus on the New York metropolitan area.

Services

        As a full service IT provider, we developed and offer a wide variety of IT services and product offerings that we tailor and integrate to fulfill the unique IT needs of our customers. The following descriptions highlight the primary services we offer:

File Server and Workstation Implementation:

        We offer a wide range of file server installation services designed to meet each client’s unique office automation environment. Our installation services provide the customer with a choice of service plans ranging from a basic file server set up and testing to a more complex clustered file server redundant environment. Beyond our basic installation services, we offer additional services including de-installation or migration of customers’ data from existing hardware to the new system, rack installation, cluster installation, fiber channel, transmission control protocol/internet protocol, or TCP/IP address verification and network login, image installation, asset tagging, integration of third party peripherals and system performance optimization.

Local Area Network/Wide Area Network, or LAN/WAN, Health Audit:

        Local area network/wide area network, or LAN/WAN, Health Audits provide an affordable solution to troubleshoot, maintain and manage our customers’ networks. This service provides a proactive approach to a comprehensive evaluation of network equipment and infrastructure, pinpointing potential problem areas for our customers. We utilize protocol analyzers to identify, diagnose, and suggest solutions for a variety of LAN/WAN network problems in real time on ethernet, fast ethernet, gigabit and fiber distributed data interface networks.

LAN/WAN Planning and Design:

        We provide many network and system design services including specifications needs, requests for proposals, development and distribution evaluation, hardware selection, application and system needs analysis, infrastructure design, disaster recovery planning and contingency planning services, migration services, consolidation strategies and IT technology transfer. Additionally, we plan and design cost-effective wide area network carrier facilities based on the type of data exchanged and on the existence of voice, fax or video traffic. We select from leased lines, dial-up, frame relay, point to point, ATM, broadband or digital subscriber lines to match the parameters of the network and the customers’ needs.

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

Product Procurement:

        With our product procurement services we analyze our customers’ existing procurement policies and identify areas that may be targeted for refinement. Today’s IT environment is faced with many issues and new challenges, including diversity in the IT environment, lack of standards, multiple operating system platforms, and continually changing technology and revisions. Our structured procurement policies and processes help to provide our customers with maximum efficiency and cost effectiveness.

Call Center:

        A fundamental part of any successful LAN/WAN is support. We offer a variety of telephone support options including call center services, remote support and dial-in support. Our strategy is to provide a support backup mechanism for our customers’ network and systems administrators and our telephone support offerings ensure that those administrators get the expert assistance that they require to keep their system on-line. Additionally, all customer and internal support information is documented and maintained on-line to ensure proper leverage and knowledge transfer to all of our technical support staff.

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

Maintenance:

        We provide various forms of maintenance services to our customers. Our service agreements provide complete coverage for customers’ systems and network infrastructure environments, from server-based technologies, communications devices and management tools to personal computers and all associated peripherals. We offer three types of hardware maintenance contracts to support our client’s LAN/WAN environments. These offerings include time blocks, on-site and depot level maintenance services, and IT maintenance contracts.

Warranty Support:

        As an authorized service provider for Hewlett Packard, IBM, Lexmark and other manufacturers, we provide warranty support services for installed systems and network computing environments. We honor the manufacturers’ warranties during the manufacturers’ warranty periods. This service normally includes the repair of hardware components. We seek to diagnose and repair authorized computing systems in a timely manner.

Product Offerings

        We are authorized to sell other manufacturers’ personal computer systems, networking, printers and software products including: IBM, Intel, Hewlett Packard, 3Com, Lexmark, Microsoft, Cisco, Citrix and Novell. Our agreements with such suppliers require minimum sales quotas in order for us to retain our authorizations. These quotas vary from manufacturer to manufacturer. To date we are in compliance with these agreements and we believe we will continue to meet the minimum quotas. There is no assurance that we will continue to meet such quotas. To the extent that we do not comply with such terms, we may lose our status as an authorized reseller for such suppliers.

Growth Strategy

        Our strategy is to build upon our position as a leading provider of integrated IT products and services that add significant and measurable business value to small to medium-sized companies, Global 1000 companies and other organizations. The following are the key elements of our strategy:

Leverage Existing Customers

        We must continue to satisfy our existing customers. A strong track record of delivering high quality integrated IT products and services with each customer often increases the amount, scope and sophistication of the engagements we enter into with our customers. This record reinforces our growing reputation as an innovative provider of integrated IT solutions. We also believe that maintaining a reputation for delivering innovative business and technology strategy, and high customer satisfaction, will increase our ability to attract new customers through increased revenues and strong references.

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

Hire and Retain Skilled Professionals

        We believe our ability to deliver sophisticated integrated technology solutions, distinguishes us from other professional services providers. To deliver these services, we must continue to hire and retain skilled professionals in all disciplines and continue to foster collaboration among them.

        We have a dedicated organizational development team that initiates and oversees the training and development of our professionals. Key organizational development initiatives include a comprehensive orientation and training program for all new employees. Under this program, we provide ongoing technical and project management training as well as career path management and guidance. We are committed to recruiting and hiring quality professionals and to maintaining a culture that motivates our staff while cultivating collaboration and retention. In 2003, we hired two new engineers and three new sales executives, each with several years of IT experience.

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

Strategic Alliances

        We believe our relationships with leading technology partners provide increased visibility and sales opportunities. We currently maintain strategic partnerships and alliances with IBM, Hewlett Packard/Compaq, Cisco, 3Com, Citrix and Microsoft. We intend to continue to maintain and develop such relationships with leading technology vendors.

Financing Agreement
(in $'000)

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our current financing agreement with IBM Credit LLC provides financing on inventory purchases up to $2,500. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. IBM Credit may grant temporary increases, thereby increasing the line of credit in order to accommodate high volume sale opportunities. Interest for balances not paid within the 30-day interest free period accrues at prime plus 4.4%.

         Borrowing under the IBM Credit financing arrangements amounted to $469 and $236 at September 30, 2003 and 2002, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

         Effective April 1, 2003, Applied Digital Solutions, Inc. our majority stockholder, entered into a Forbearance Agreement, giving Applied Digital the right to purchase all of their outstanding debt obligations to IBM Credit, totaling approximately $100,000 (including accrued interest), if they paid IBM Credit $30,000 in cash by June 30, 2003. As of June 30, 2003, Applied Digital made cash payments to IBM Credit totaling $30,000. Under the terms of the agreement with IBM Credit, Applied Digital had pledged its shares of our common stock as collateral for amounts outstanding under the credit agreement, and IBM Credit had a security interest in our receivables and inventories, up to the amount advanced to us from Applied Digital under the line of credit. We understand that Applied Digital has fully satisfied its obligations to IBM Credit with the $30,000 cash payment and, accordingly, IBM Credit's security interest in the shares of common stock owned by Applied Digital and in our receivables and inventories have been released under Applied Digital's credit agreement. As disclosed above, IBM Credit will continue to have a security interest in our receivables and inventories to the extent we borrow under our existing financing agreement with IBM Credit.

        On September 5, 2003 we received a letter from IBM Credit constituting their formal notice of termination of our agreement. The effective date of such termination will be March 10, 2004. We are currently in the process of securing other financing and expect to replace our line of credit prior to the termination date set by IBM Credit.

        We believe that our present financing arrangements with IBM Credit, current cash position and expected replacement of the IBM Credit facility will be sufficient to fund our operations and capital expenditures through at least September 30, 2004. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in our ability to negotiate a replacement for the IBM Credit financing needed to fund our operations in the coming year, nor are there any assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows. In addition, we cannot provide any assurance that we will be successful in defending against the allegations raised against us by Ms. Ebenstein, a description of which is provided below under Part I, Item 3 - Legal Proceedings. An unfavorable outcome in that action not covered by our insurance policy, however, may result in material adverse effect on our liquidity, financial position or results of operation.

Sales and Marketing

        Our sales and marketing team continues to grow and develop. In the past year we hired three senior sales executives, all seasoned in selling IT products and services. Our sales force has continued to complete manufacturer’s authorization programs to give them the needed expertise in a continually changing environment, enabling them to compete better. The completion of the training programs by our sales force has also enabled our company to gain new manufacturer’s certifications required to sell the higher-end product lines we are pursuing in our overall strategy. Some examples of this are: earning our Cisco Premier Certified Partner level qualifying us to sell high-end connectivity products and earning our HP EVA SAN Certification enabling the company to sell enterprise storage area networks.

        Another stride we took this year was to begin using our website to market our IT products to certain customers. We developed custom web “store fronts” for several of our customers, enabling them to make purchase of IT products configured specifically for them with excellent results. Additionally, we continue to use our website and our company brochures, both overhauled last year, to promote our company and its services. The company brochures have been very successful in promoting the InfoTech brand and they brought a higher level of professionalism to our sales and marketing team. In the brochures we define our service offerings, giving specific descriptions, deliverables and customer benefits for each service in order to communicate to our customers the value we add.

Competition

        We compete in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Our primary competitors are Manchester Technologies, Inc., En Pointe Technologies, Inc., Micros-to-Mainframes, Inc., Saturn Business Systems, Inc., Vicom, Inc. and Pomeroy Computer Resources. Additionally, we expect to face further competition from new market entrants and possible alliances between competitors in the future.

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

        Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities. While there can be no assurance that we will be able to continue to compete successfully with existing or new competition, we believe that we currently compete favorably due to our size and our focus on certain vertical markets. InfoTech competes in one of the world’s largest IT markets, the New York City metropolitan area. Our total market share is less than 1% and we focus primarily on small to medium-sized businesses in a few vertical markets. Being a small company and focusing on few vertical markets gives us a competitive advantage in the following ways:

  We are a relatively small company and we are more easily able to adapt to individual customer needs allowing us to tailor our product and service delivery in a way that serves them best.
  Being relatively small also enables us to foster close, long-term relationships with our customers across all levels of their organization.
  Focusing on a few vertical markets gives us an advantage over our competition because we have worked in certain industries for years and we understand the needs of those particular industries better than our competition.
  Our focusing on particular vertical markets over the years has enabled us to develop an excellent reputation in those specific industries. This provides us with referral business as well as strong, relevant reference accounts when pursuing new clients in those industries.

EMPLOYEES

        As of December 17, 2002, we employed 32 full-time employees and 1 part-time employee. We have no collective bargaining agreements and believe our relations with our employees are good.

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

ITEM 2. PROPERTIES
(in $'000)

        We lease 458 square feet of general office space in New York City pursuant to a one-year lease at an annual rental of $60. This lease expires on October 31, 2004. This location adequately serves our needs and is approximately 95% utilized.

        We lease 9,661 square feet of general office space in Fairfield, New Jersey for $157 per year pursuant to a five and a half year lease expiring on December 27, 2005. This location adequately serves our needs and is approximately 75% utilized.

ITEM 3. LEGAL PROCEEDINGS
(in $'000)

        On October 22, 2002, Anat Ebenstein, our former Chief Executive Officer, filed a complaint against us, Applied Digital and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages of $1,000 arising from an alleged improper termination. The action is currently in the initial stages of discovery. As a result, we cannot provide any assurance that we will be successful in defending against these allegations. We believe that a portion of any ultimate damages may be covered under our employment practices liability insurance. As of September 30, 2003, we have accrued the full amount of the insurance deductible of $250. An unfavorable outcome in this action not covered by our insurance policy, however, may result in a material adverse effect on our liquidity, financial position or results of operations.

        We are not subject to any environmental or governmental proceedings.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock trades on the over-the-counter bulletin board under the symbol “IFTH”. The following table shows, for the periods indicated, the high and low bid quotations per share of the common stock based on published financial sources. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2002
First Quarter	$0.35	$0.15
Second Quarter	0.25	0.18
Third Quarter	0.41	0.25
Fourth Quarter	0.80	0.17
2003
First Quarter	$0.41	$0.16
Second Quarter	0.27	0.13
Third Quarter	0.36	0.13
Fourth Quarter	0.27	0.17

Dividends

        We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our common stock may be made by our Board of Directors from time to time in the exercise of its business judgment. Our financing agreement with IBM Credit contains restrictions on our ability to declare and pay dividends.

Holders

        As of December 17, 2003, there were 59 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below, insofar as they relate to the five years ended September 30, 2003, are derived from, and are qualified by reference to, our audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 2001, 2000 and 1999 and for the years ended September 30, 2000 and 1999 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

Consolidated Statement of Operations Data	For the Year Ended September 30,

	2003	2002	2001	2000	1999
	(amounts in thousands, except per share amounts)

Total revenue	$ 13,608	$ 25,182	$ 36,261	$ 40,690	$ 69,683
Cost of sales	11,154	20,765	30,076	36,117	62,731

Gross profit	2,454	4,417	6,185	4,573	6,952
Operating expenses	3,555	4,447	6,879	6,719	7,250

Loss from operations	(1,101)	(30)	(694)	(2,146)	(298)
Interest income (expense)	36	(274)	(272)	(147)	(217)
Other (expense) income	(26)	(223)	102	102	3

Loss before income taxes	(1,091)	(527)	(864)	(2,191)	(512)
Income tax benefit	447	115	159	231	112

Net loss	$ (644)	$ (412)	$ (705)	$(1,960)	$ (400)

Per Share Data:

Loss - basic	$ (0.13)	$ (0.08)	$ (0.15)	$ (0.42)	$ (0.08)

Weighted average number
of shares outstanding - basic	4,896	4,896	4,823	4,694	4,750

Consolidated Balance Sheet Data:
	For the Year Ended September 30,

	2003	2002	2001	2000	1999
Working capital	$3,496	$4,081	$ 4,494	$ 6,063	$ 9,078
Total assets	9,368	9,757	19,071	15,630	19,302
Short term debt	126	148	1,954	279	96
Long term debt	--	21	2,440	999	1,610
Stockholders' equity	7,594	8,238	8,650	9,208	11,207

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

	Years Ended September 30,

	2003	2002	2001
	%	%	%
Total revenue	100.0	100.0	100.0
Cost of sales	-82.0	-82.5	-82.9

Gross profit	18.0	17.5	17.1
Operating expenses	-26.1	-17.6	-19.0

Loss from operations	-8.1	-0.1	-1.9
Interest income (expense)	0.3	-1.1	-0.8
Other (expense) income	-0.2	-0.9	0.3

Loss before income taxes	-8.0	-2.1	-2.4
Income tax benefit	3.3	0.5	0.4

Net loss	-4.7	-1.6	-2.0

Fiscal Year 2003 Compared to Fiscal Year 2002
(in $'000 unless otherwise noted)

        Total revenue for fiscal year 2003 decreased approximately 46.0%, or $11,574, to $13,608 from $25,182 in fiscal year 2002. The decrease in revenue was primarily a result of lower product revenue, which declined by $11,195, or 50.3%, to $11,071 from $22,266. Service revenue also fell $379, or 13.0%, to $2,537 from $2,916 in 2002. The decrease in product and service revenue was a result of an industry wide soft market that existed throughout the year. Additionally, our product revenue declined as a result of our decision in April 2002 to cease selling the lower margin Unix based computer hardware, which offered little opportunity for related technical services, and focus on the higher margin Intel based products, which provide us with the opportunity to sell related technical services. With the IT market conditions improving and the transition to focus on higher margin Intel based products, we expect sales volumes to begin increasing in the coming fiscal year.

        Gross profit declined by 44.4%, or $1,963, in fiscal year 2003 to $2,454 from $4,417 in fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. Overall gross margin increased from 17.5% in 2002 to 18.0% in 2003. This was primarily a result of the greater proportion of higher margin services revenue in 2003 compared to 2002. Product gross profit percentage was 13.9% in 2003 compared to 13.8% in 2002. Service gross profit percentage was 36.1% in fiscal year 2003 compared to 46.4% in fiscal year 2002. The drop in service gross profit percentage in 2003 was mainly due to the under utilization of technicians and engineers during the year. The service gross profit percentage is expected to improve in the coming year as we anticipate experiencing a higher utilization rate of our technicians and engineers due to the improving IT market conditions and our focus on higher end products and related services.

        Selling, general and administrative expenses decreased $847, or 20.3%, to $3,332 for fiscal year 2003, compared to $4,179 in fiscal year 2002. The reduction in expense was primarily due to reductions in our workforce in October 2002, January 2003 and again in March 2003, reducing the total number of our employees by thirteen. Additionally, commissions were lower as a result of the decline in our sales volume. These reductions were somewhat offset by an additional legal accrual of $.1 related to the legal proceedings discussed in Item 3 above. In the coming year, as market conditions improve, our management and administrative staff is expected to be sufficient, however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

        Depreciation and amortization expense for fiscal year 2003 decreased $45, or 16.8%, from $268 in fiscal year 2002 to $223 in fiscal year 2003. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2002.

        Loss from operations increased from $30 in fiscal year 2002 to $1,101 in fiscal year 2003. This was primarily a result of reduced revenue stemming from an industry wide soft market that existed throughout the year.

        Other expense in 2003 decreased $197 to $26 for fiscal year 2003 from $223 in fiscal year 2002. This decrease was primarily due to the elimination of $274 of expenses incurred in 2002 related to the attempted VeriChip Corporation merger. The merger was terminated in October of 2002.

        Interest income in fiscal year 2003 was $36 compared to an interest expense of $274 in fiscal year 2002. The interest income was earned as a result of the June 2003 loan made to our majority stockholder, Applied Digital, and the reduction of interest expense was a result of the August 2002 payoff of the notes due to Applied Digital.

        Our net loss for fiscal year 2003 increased 56.3%, or $232, to $644 from $412 in fiscal year 2002 primarily due to reduced revenue stemming from an industry wide soft market that existed throughout the year.

Fiscal Year 2002 Compared to Fiscal Year 2001
(in $'000 unless otherwise noted)

        Revenue for fiscal year 2002 decreased approximately 30.6%, or $11,079, to $25,182 from $36,261 in fiscal year 2001. The decrease in revenue was primarily a result of lower product revenue, which declined by $10,507, or 32.1%, to $22,266 from $32,773. Service revenue also fell $572, or 16.4%, to $2,916 from $3,488 in 2001. The decrease in product and service revenue was a result of an industry wide soft market that existed throughout the year. Additionally, our product revenue declined as a result of our decision in April 2002 to cease selling some of our lower margin computer hardware and focus on the higher margin products and related technical services.

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

        Depreciation and amortization expense for fiscal year 2002 decreased $267, or 49.9%, from $535 in fiscal 2001. The decrease was primarily due to the adoption of SFAS 142, which took effect October 1, 2001. The adoption of SFAS 142 requires the testing of goodwill for impairment at least annually eliminating the need for monthly amortization of goodwill. Accordingly, the goodwill amortization associated with the acquisition of InfoTech USA was not recorded during the current fiscal year. Goodwill amortization in 2001 was $185. Also, the annual valuation analysis of InfoTech USA that was conducted in order to test for goodwill impairment did not result in any goodwill impairment. Additionally, depreciation on the building and equipment of our Shirley facility ceased September 2001 as a result of management’s decision to cease use of that facility and offer it for sale. The assets were impaired in the fourth quarter of 2001 when we determined that the net book value of the land, building, and equipment to be offered for sale exceeded its fair value, less costs to sell. The carrying value of these assets, prior to impairment, was approximately $2.5 million. At the time the expected sales proceeds were estimated at $2.4 million. This resulted in an asset impairment of $95 being charged in the fourth quarter of fiscal year 2001. Depreciation associated with the Shirley, New York facility was approximately $84 in 2001.

        Loss from operations decreased significantly. The decrease in the loss of $664, or 95.7%, to $30 in fiscal year 2002 from a loss of $694 in fiscal year 2001, resulted from a combination of reduced selling, general and administrative expense and reduced depreciation and amortization expense.

        Other expense (income) increased $325 from income of $102 in fiscal year 2001 to an expense of $223 in fiscal year 2002. This increase was primarily due to $274 of expenses related to the attempted VeriChip Corporation merger, which was terminated in October of 2002.

        Our net loss for fiscal year 2002 decreased 41.6%, or $293, to $412 from $705 in fiscal year 2001 primarily due to the combination of reduced selling, general and administrative expense and reduced depreciation and amortization expense.

Liquidity and Capital Resources
(in $'000)

        Cash used in operating activities in fiscal 2003 was $1,810 compared to cash provided by operating activities of $3,365 in fiscal year 2002, and cash provided by operating activities of $3,235 in fiscal year 2001. The cash used in operating activities during 2003 was primarily a result of funding our net loss and the increase in accounts receivable. This was somewhat offset by an increase in accounts payable. The increase in accounts receivable was mainly due to a large sale to one of our customers near the end of fiscal year 2003. The cash provided by operating activities during 2002 was primarily a result of a large reduction in accounts receivable and inventories. This was somewhat offset by a reduction in accounts payable and funding the net loss for the year. The large reduction in accounts receivable was due to the collection of receivables from large sales at the end of fiscal year 2001 that were not repeated at the end of fiscal year 2002. The cash provided by operating activities during 2001 was primarily a result of a large reduction in accounts receivable and a reduction in inventory. This was somewhat offset by a reduction in accounts payable and funding the net loss for 2001.

        Cash used in investing activities in fiscal year 2003 of $690 was primarily a result of the $1,000 loan made to Applied Digital. This was somewhat offset by the decrease in cash surrender value of life insurance stemming from the surrender of an insurance policy. Cash provided by investing activities of $2,447 in fiscal year 2002 was primarily the result of the sale of the Shirley, New York facility. The cash used in investing activities of $2,012 in fiscal year 2001 was primarily to acquire our interest in InfoTech USA in the first quarter of 2001.

        Net cash used in financing activities was $43, $4,225, and $451 for the fiscal years 2003, 2002 and 2001, respectively. The net cash used in 2003 was a combination of payments of long-term debt and payments made to Applied Digital on the line of credit. The net cash used in 2002 was primarily related to the repayment of the notes payable to Applied Digital for the purchase of InfoTech USA. The net cash used in 2001 was primarily due to InfoTech USA paying down its line of credit with Applied Digital. Other net cash used in financing activities during 2001 was for payments on long-term debt and the repurchase of our common stock.

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our financing agreement with IBM Credit in effect as of September 30, 2003 provides financing on inventory purchases up to $2,500. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. IBM Credit may grant temporary increases, thereby increasing the line of credit in order to accommodate high volume sale opportunities. Interest for balances not paid within the 30-day interest free period accrues at prime plus 4.4%.

         At September 30, 2002, our subsidiary, Information Technology Services, Inc., had an agreement for Wholesale Financing with IBM Credit. The agreement provided for financing of inventory purchases up to $2,350. Borrowing for purchases were limited to 75% of all eligible receivables due within 90 days and up to 100% of eligible inventories. The agreement was subject to temporary increases, thereby increasing availability up to $3,350 during certain periods. Under the agreement, no interest was charged during the first thirty days that a purchase had been financed. After thirty days, interest accrued at prime plus 6.5%.

         Additionally, at September 30, 2002, our subsidiary, InfoTech USA, Inc., had an agreement for Wholesale Financing with IBM Credit through Applied Digital's credit facility for inventory purchases up to $1,000. Borrowings for purchases were limited to 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Payments for inventories financed under this agreement were due in 10 days and earned a discount if paid within that period. Payments made after ten days accrued interest at prime plus 6.5%.

         Borrowing under the IBM Credit arrangements amounted to $469 and $236 at September 30, 2003 and 2002, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

         Effective April 1, 2003, Applied Digital, our majority stockholder, entered into a Forbearance Agreement, giving Applied Digital the right to purchase all of their outstanding debt obligations to IBM Credit, totaling approximately $100,000 (including accrued interest), if they paid IBM Credit $30,000 in cash by June 30, 2003. As of June 30, 2003, Applied Digital made cash payments to IBM Credit totaling $30,000 and we understand that they have satisfied in full their debt obligations to IBM Credit. Under the terms of its agreement with IBM Credit, Applied Digital had pledged its shares of our common stock as collateral for amounts outstanding under the credit agreement, and IBM Credit had a security interest in our receivables and inventories, up to the amount advanced to us from Applied Digital under the line of credit. We understand that Applied Digital has fully satisfied its obligations to IBM Credit and, accordingly, IBM Credit’s security interest in the shares of common stock owned by Applied Digital and in our receivables and inventories have been released under Applied Digital’s credit agreement. As disclosed above, IBM Credit will continue to have a security interest in our receivables and inventories to the extent we borrow under our existing financing agreements with IBM Credit.

        On September 5, 2003 we received a letter from IBM Credit constituting their formal notice of termination of our agreement. The effective date of such termination will be March 10, 2004. We are currently in the process of securing other financing and expect to replace our line of credit prior to the termination date set by IBM Credit. To date we have contacted the major lenders and providers of floorplan financing arrangements within the IT industry, and we are currently reviewing several alternatives.

        We believe that our present financing arrangements with IBM Credit, our cash balance on September 30, 2003 and available financing from the expected replacement of the IBM Credit facility will be sufficient to fund our operations and capital expenditures through at least September 30, 2004. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in our ability to negotiate a replacement for the IBM Credit financing needed to fund our operations in the coming year, nor are there any assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows. In addition, we cannot provide any assurance that we will be successful in defending against the allegations raised against us by Ms. Ebenstein, a description of which is provided above under Part I, Item 3 – Legal Proceedings. An unfavorable outcome in that action that is not covered by our insurance policy, however, may result in a material adverse effect on our liquidity, financial position or results of operations.

        The table below summarizes our known contractual obligations, consisting of a capitalized lease, our operating lease commitments and our consulting agreements, as of September 30, 2003:

	Payments due by period

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	Years
Capital lease relative to software including 18% interest	$ 23	$ 23	–	–	–
Leases – premises	419	218	201	–	–
Consulting agreement	270	120	150	–	–

Total	$712	$361	$351	–	–

Seasonality and Quarterly Fluctuations

        We have historically experienced, and expect to continue to experience, fluctuations in our revenue, income (loss) from operations and net income (loss) due to the size and timing of system sales transactions. Due to the fact that a significant portion of our overhead is fixed, our results of operations may be adversely affected if revenues were to fall below our expectations.

        The following table sets forth certain quarterly information for the periods indicated:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Amounts in thousands)
For the year ended September 30, 2003:
Total revenue	$ 2,880	$ 2,534	$ 3,970	$ 4,224
Gross profit	644	487	556	767
Loss from operations	(355)	(455)	(157)	(134)
Net loss	(219)	(289)	(98)	(38)

For the year ended
September 30, 2002:
Total revenue	$ 5,341	$ 10,505	$ 4,795	$ 4,541
Gross profit	910	1,365	964	1,178
(Loss) income from operations	(380)	107	(21)	264
Net (loss) income	(281)	21	(72)	(80)

For the year ended
September 30, 2001:
Total revenue	$ 7,428	$ 9,240	$ 7,465	$ 12,128
Gross profit	1,741	1,666	996	1,782
(Loss) income from operations	(387)	(41)	(463)	197
Net (loss) income	(353)	(100)	(324)	72

Impact of Recently Issued Accounting Standards

         In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS 148 which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, we do not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. We have included the additional disclosures required by SFAS 148 in Note 10 to the financial statements below.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." We do not hold any material derivative instruments and do not conduct any significant hedging activities.

         In May 2003 the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have a material impact on our consolidated financial statements.

        In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus was effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the provisions of EITF 00-21 did not have a material impact on our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This interpretation, among other things, clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of the initial recognition and measurement provisions of the Interpretation was required for guarantees issued or modified after December 31, 2002. Such adoption did not have a material impact on our consolidated financial statements.

Inflation

        In the opinion of management, inflation has not had a material effect on our operations.

Critical Accounting Policies

        The Securities and Exchange Commission has previously issued disclosure guidance for “critical accounting policies.” The Securities and Exchange Commission defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        Our significant accounting policies are described in Note 1 to our consolidated financial statements, contained elsewhere in this report. We believe that the following accounting policies or estimates require the application of management’s most difficult, subjective or complex judgments:

Estimating Allowances for Doubtful Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Valuation of Deferred Tax Assets

        We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe that it is more likely than not that we will realize a substantial portion of the benefit of our deferred tax assets based primarily on our projected operating results. A portion of our net operating loss; however, was incurred prior to the change of control which occurred during December 2000. As a result, these net operating losses are subject to annual limitations provided by the Internal Revenue Code and similar state provisions. Therefore, we believe it is not likely we will realize the tax benefits associated with the net operating losses existing prior to the change of control and, accordingly, have recorded a valuation allowance of $574. In the event that actual results differ from our estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance against a portion or all of our deferred tax assets, which could materially impact our financial position or results of operations.

Valuation of Long-Lived Assets

        We assess the recoverability of goodwill at least annually and all other long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Although there has been a sustained weakness in our operating results through September 30, 2003, we continue to project income in the future. Accordingly, we have determined that there has not been an impairment of any of our long-lived assets. However, should our operating results deteriorate, we may determine that some portions of our long-lived tangible or intangible assets are impaired. Such determination could result in non-cash charges to income that could materially affect our consolidated financial position or results of operations for that period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Borrowings under the financing agreement with IBM Credit are based on the prime rate. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

        There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 will be included in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 will be included in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 will be included in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 will be included in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item 14 will be included in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield, State of New Jersey, on December 19, 2003.

INFOTECH USA, INC.

By:	/s/ J. Robert Patterson
J. Robert Patterson, Vice President, Treasurer, Chief Financial Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN MCLAUGHLIN	Chairman of the Board of	December 19, 2003
(Kevin McLaughlin)	Directors and Secretary

/S/ SEBASTIAN F. PEREZ	Chief Operating Officer, Acting	December 19, 2003
(Sebastian F. Perez)	President and Chief Executive
Officer (Principal Executive Officer)

/S/ J. ROBERT PATTERSON	Vice President, Treasurer, Chief	December 19, 2003
(J. Robert Patterson)	Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/S/ CHARLES L. DOHERTY	Director	December 19, 2003
(Charles L. Doherty)

/S/ ANAT EBENSTEIN	Director	December 19, 2003
(Anat Ebenstein)

LIST OF EXHIBITS
(Item 14 (c))

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.2

Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.3

Certificate of Amendment of Certificate of Incorporation dated April 9, 2003 (incorporated by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)
4.1	Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001
10.1

Summary of Terms and Conditions setting forth the terms and conditions of the Forbearance Agreement among IBM Credit, LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust and their applicable subsidiaries (if any) dated March 24, 2003 (incorporated by reference to Exhibit 10.2 to Applied Digital Solution, Inc.'s Current Report on Form 8-K, dated March 21, 2003)

10.2

Forbearance Agreement, Consent and Amendment, dated as of April 2, 2003, among IBM Credit, LLC, Applied Digital Solutions, Inc., Digital Angel Share Trust and the other Loan Parties thereto (incorporated by reference to Exhibit 10.27 to Applied Digital Solution, Inc.'s Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-102165) filed with the Commission on April 11, 2003)

10.3

Commercial Loan Agreement, dated June 27, 2003, between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.4

Term Note, dated June 27, 2003, issued by Applied Digital Solutions, Inc. in favor of InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.5

Stock Pledge Agreement, dated June 27, 2003, between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.6*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)
10.7*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)
10.8*	2001 Flexible Stock Plan (incorporated herein by reference (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.13	Sublease Agreement dated as of May 25, 2000 by and between Sungard Portfolio Solutions and Information Products Center, Inc.
21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

Contents

Page

Reports of Independent Public Accountants	F-2/3

Financial Statements

Consolidated Balance Sheets September 30, 2003 and 2002	F-4

Consolidated Statements of Operations Years ended September 30, 2003, 2002 and 2001	F-5

Consolidated Statements of Stockholders' Equity Years ended September 30, 2003, 2002 and 2001	F-6

Consolidated Statements of Cash Flows Years ended September 30, 2003, 2002 and 2001	F-7

Notes To Consolidated Financial Statements	F-8/26

Schedule II - Valuation and Qualifying Accounts Years ended September 30, 2003, 2002 and 2001	S-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
InfoTech USA, Inc. (f/k/a SysComm International Corporation)
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of InfoTech USA, Inc. and Subsidiaries (f/k/a SysComm International Corporation and Subsidiaries) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoTech USA, Inc. and Subsidiaries (f/k/a SysComm International Corporation and Subsidiaries) as of September 30, 2003 and 2002, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/  J. H. Cohn LLP

Roseland, New Jersey
November 4, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
InfoTech USA, Inc.
Fairfield, New Jersey

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of InfoTech USA, Inc. and subsidiaries (formerly SysComm International Corporation and subsidiaries) for the year ended September 30, 2001. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of InfoTech USA, Inc. and subsidiaries for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America, and the supporting schedule presents fairly the information required to be set forth therein.

/s/ RUBIN, BROWN, GORNSTEIN & CO., LLP

Saint Louis, Missouri
November 7, 2001

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

Assets

	September 30,
	2003	2002

Current Assets Cash and cash equivalents	$ 855	$ 3,398
Accounts receivable (net of allowance for doubtful accounts
of $113 in 2003 and $208 in 2002)	2,955	1,913
Inventories	120	91
Note receivable - Parent Company	1,013
Deferred tax assets	44	42
Other current assets	283	135

Total Current Assets	5,270	5,579

Property, equipment and improvements, net	325	524

Goodwill, net	2,154	2,154

Other assets	1,619	1,500

Total Assets	$ 9,368	$ 9,757

Liabilities And Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligations	$ 21	$ 21
Amounts due to Parent Company	105	127
Accounts payable	146	190
Accrued expenses and other liabilities	1,502	1,160

Total Current Liabilities	1,774	1,498

Capital lease obligations	--	21

Total Liabilities	1,774	1,519

Commitments and contingencies

Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	--	--
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares
issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Retained earnings	1,801	2,445
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	7,594	8,238

Total Liabilities and Stockholders' Equity	$ 9,368	$ 9,757

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended September 30,
	2003	2002	2001

Revenue Product revenue	$ 11,071	$ 22,266	$ 32,773
Service revenue	2,537	2,916	3,488

Total revenue	13,608	25,182	36,261

Cost of sales
Cost of products sold	9,533	19,203	28,583
Cost of services sold	1,621	1,562	1,493

Total cost of products and services sold	11,154	20,765	30,076

Gross profit	2,454	4,417	6,185
Selling, general and administrative expenses	3,332	4,179	6,249
Depreciation and amortization	223	268	535
Asset impairment	--	--	95

Loss from operations	(1,101)	(30)	(694)
Other expense (income)	26	223	(102)
Interest (income) expense	(36)	274	272

Loss before income tax benefit	(1,091)	(527)	(864)
Income tax benefit	(447)	(115)	(159)

Net Loss Applicable To Common Stockholders	$ (644)	$ (412)	$ (705)

Net Loss Per Common Share - Basic	$ (0.13)	$ (0.08)	$ (0.15)

Weighted Average Number Of Common Shares
Outstanding - Basic	4,896	4,896	4,823

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended September 30, 2003, 2002 and 2001
(In thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders'
	Number	Amount	Capital	Earnings	Stock	Equity

Balance - October 1, 2000	5,555	$56	$6,502	$ 3,562	$(912)	$ 9,208

Net Loss	–	–	–	(705)	–	(705)

Compensatory Stock Options
Issued To Non-employees	–	–	73	–	–	73

Common Stock Issued Pursuant
To Stock Purchase Plan	2	–	–	–	–	–

Net Proceeds From Issuance of
Common Stock	200	2	78	–	–	80

Purchase of Treasury Shares	–	–	–	–	(6)	(6)

Balance - September 30, 2001	5,757	58	6,653	2,857	(918)	8,650

Net Loss	–	–	–	(412)	–	(412)

Balance - September 30, 2002	5,757	58	6,653	2,445	(918)	8,238

Net Loss	–	–	–	(644)	–	(644)

Balance - September 30, 2003	5,757	$58	$6,653	$ 1,801	$(918)	$ 7,594

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended September 30,
	2003	2002	2001

Cash flows from operating activities Net loss	$ (644)	$ (412)	$ (705)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	223	268	535
Compensatory stock options issued to non-employees	–	–	73
Deferred income taxes	(450)	(115)	(283)
Loss on disposition of property and equipment	–	–	(6)
Asset impairment	–	–	95
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,042)	7,496	4,493
(Increase) decrease in inventories	(29)	404	331
(Increase) decrease in other current assets	(166)	386	(418)
Decrease in other assets	–	15	29
Increase (decrease) in accounts payable
and accrued expenses	298	(4,677)	(909)

Net cash (used in) provided by operating activities	(1,810)	3,365	3,235

Cash flows from investing activities
Capital expenditures	(24)	(56)	(97)
Payment for costs of business acquisitions (net of cash	–	–	(1,966)
acquired)
Payments received on note receivable - other	18	68	31
Notes received for loan to Parent Company	(1,013)	–	–
Proceeds from disposition of property and equipment	–	2,441	10
Net decrease (increase) in cash surrender value of life
insurance	329	(6)	10

Net cash (used in) provided by investing activities	(690)	2,447	(2,012)

Cash flows from financing activities
Payments of capital lease obligations and other long-term debt	(21)	(3,405)	(293)
Net payments on Parent Company line of credit	(22)	(820)	(232)
Net proceeds from issuance of common stock	–	–	80
Purchase of treasury stock	–	–	(6)

Net cash used in financing activities	(43)	(4,225)	(451)

Net (decrease) increase in cash and cash equivalents	(2,543)	1,587	772
Cash and cash equivalents - beginning of year	3,398	1,811	1,039

Cash and cash equivalents - end of year	$ 855	$ 3,398	$ 1,811

Supplemental disclosure of cash flow information
Income taxes paid	$ 35	$ 74	$ 32
Interest paid	23	321	224

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands Except Per Share Amounts)

Note 1 – Summary Of Significant Accounting Policies

Business Organization And Basis Of Presentation
InfoTech USA, Inc. (formerly, SysComm International Corporation) (the “Company”) was incorporated on September 30, 1987 as a Delaware corporation. The Company has two subsidiaries: Information Technology Services, Inc. (doing business as InfoTech), a New York Corporation since 1980, and InfoTech USA, Inc., a New Jersey corporation since 1983. The Company is controlled by its 53% majority stockholder, Applied Digital Solutions, Inc. (“ADS”, “Applied Digital” or the “Parent Company”).

The Company, through its subsidiaries, is a supplier and systems integrator of a broad range of computer services and related products. The Company conducts business in the New York City Metropolitan area and New Jersey. The Company’s customers are generally medium to large size entities.

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

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition
For product sales, the Company recognizes revenue upon delivery in accordance with the applicable product’s shipping terms. The Company has no obligation for warranties on new hardware sales, because the manufacturer provides the warranties. For consulting and other services, the Company recognizes revenue based on the direct labor hours incurred for service rendered times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on the relative fair value of each element. The Company does not offer a warranty policy for services to customers. Revenues are not recognized unless prices are fixed or determinable and collectibility is reasonably assured.

The Company does not require any collateral in connection with sales of products or services. It provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Inventories Inventories consist principally of computer hardware and software and are valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

The Company reviews the movement of inventories on an item-by-item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the need for an inventory valuation allowance. The allowance was $39 and $78 as of September 30, 2003 and 2002, respectively.

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

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Impairment losses on long-lived assets with definitive lives, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Goodwill
The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in fiscal 2002, goodwill was amortized on a straight-line basis over 10 years. Goodwill is no longer amortized. Instead, it is tested at least annually for impairment. Goodwill is deemed to be impaired only when the carrying amount exceeds the estimated fair value, which is determined based on models that incorporate estimates of future profitability and cash flows. See Note 5 for the impact of the adoption of SFAS 142 on the consolidated financial statements.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Earnings (Loss) Per Common Share
The Company presents “basic” earnings (loss) per common share and, if applicable, “diluted” earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Since the Company had net losses in 2003, 2002 and 2001, the assumed effects of the exercise of outstanding stock options for the purchase of 2,670, 4,970 and 2,665 common shares outstanding at September 30, 2003, 2002 and 2001, respectively, would have been anti-dilutive.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Cash And Cash Equivalents The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value Of Financial Instruments
The carrying values of financial instruments including cash and cash equivalents, accounts and trade notes receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note receivable from the Parent Company approximates fair value because it bears interest at a market interest rate and has a relatively short maturity. The carrying values of the cash surrender value of life insurance policies approximate fair values because the balance is recorded at the amount realizable if the policies were terminated as of the balance sheet date. The carrying value of long-term debt, including the current portion, approximates fair value based on the incremental borrowing rates currently available to the Company for financing with similar terms and maturities.

Stock-based Compensation
In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "intrinsic value method"). However, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" ("SFAS 148"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Impact Of Recently Issued Accounting Standards
In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS 148 which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, management of the Company does not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. The Company has included the additional disclosures required by SFAS 148 in Note 10 to the financial statements below.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Company does not hold any material derivative instruments and does not conduct any significant hedging activities.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” related to the separation and allocation of consideration for arrangements that include multiple deliverables. EITF 00-21 requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This may result in a difference in the timing of revenue recognition but will not result in a change in the total amount of revenues recognized in a bundled sales arrangement. The allocation of revenues to the separate deliverables is based on the relative fair value of each item. If the fair value is not available for the delivered items then the residual method must be used. This method requires that the amount allocated to the undelivered items in the arrangement is their full fair value. This would result in the discount, if any, being allocated to the delivered items. This consensus was effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the provisions of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements Nos. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34.” This Interpretation, among other things, clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of the initial recognition and measurement provisions of the Interpretation was required for guarantees issued or modified after December 31, 2002. Such adoption did not have a material impact on the Company’s consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2 – Acquisitions

On December 14, 2000, the Company acquired 51% of the outstanding shares of common stock of Information Products Center, Inc., a New Jersey corporation currently doing business as “InfoTech USA, Inc.”, from ADS. InfoTech USA, Inc. is a systems integrator and network solutions provider. The purchase price for the shares of InfoTech USA, Inc. was $2,075, payable $1,821 in cash and $254 by promissory note. On December 15, 2000, the Company acquired the remaining 49% of the outstanding shares of common stock of InfoTech USA, Inc. for $2,398, payable by promissory note. The purchase price for InfoTech USA, Inc. was assigned to the tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the acquisition date, which approximated their book values, using the purchase method of accounting. Based upon such allocations, the aggregate purchase price exceeded the estimated fair value of net assets acquired resulting in goodwill of approximately $2,339, which was being amortized on a straight-line basis over 10 years until SFAS 142 was adopted. Results of operations of InfoTech USA, Inc. are included from December 14, 2000.

The following unaudited pro forma consolidated information of the Company for 2001 gives effect to the acquisition as if it was effective at October 1, 2000.

Total revenues	$ 41,798
Net loss	(734)
Loss per common share - basic	(0.15)

During 2002, the Company had entered into a nonbinding letter of intent to merge with VeriChip Corporation, a wholly-owned subsidiary of ADS. The Company did not complete the merger. Charges of $274 for related expenses are included in other (income) expense in the accompanying 2002 consolidated statement of operations.

Note 3 – Other Current Assets

	2003	2002

Vendor receivables (rebates and returns)	$ 89	65
Prepaid expenses	56	39
Trade notes receivable	–	19
Miscellaneous receivable	105	–
Other	33	12

Totals	$ 283	$ 135

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4 - Property, Equipment and Improvements

	2003	2002

Vehicles	$ 24	$ 26
Computer equipment	1,422	1,403
Furniture and fixtures	321	316
Leasehold improvements	63	63

	1,830	1,808
Less accumulated depreciation	(1,505)	(1,284)

Totals	$ 325	$ 524

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations in the amount of $64 at September 30, 2003 and 2002. Related accumulated depreciation amounted to $44 and $23 at September 30, 2003 and 2002, respectively. Amortization expense of capital lease assets is included in depreciation expense.

Depreciation and amortization charged to operations amounted to $223, $268 and $350 for 2003, 2002 and 2001, respectively.

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

Note 5 – Goodwill

Goodwill consists of the unamortized excess of cost over fair value of tangible and identifiable intangible assets of InfoTech USA, Inc. at the date of acquisition. The Company applied APB No. 16, “Business Combinations,” and used the purchase method of accounting for this acquisition. Goodwill at September 30, 2003 and 2002 consists of:

Original balance	$ 2,339
Less accumulated amortization	(185)

Carrying value	$ 2,154

Amortization expense amounted to $185 for 2001.

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the new standard. The new rules also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Valuation analysis testing for goodwill impairment upon the adoption of SFAS 142 and as of September 30, 2003 and 2002 resulted in no charges for goodwill impairment.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Net loss and loss per share for the year ended September 30, 2001, adjusted for the assumed exclusion of goodwill amortization expense from October 1, 2000 are as follows:

Net Loss:
Net Loss, as Reported	$ (705)
Goodwill Amortization	185

Net Loss, as Adjusted	$ (520)

Basic and Diluted Loss Per Common Share:
Net Loss Per Share, as Reported	$ (0.15)
Goodwill Amortization	0.04

Net Loss Per Common Share, as Adjusted	$ (0.11)

Note 6 - Other Assets

	2003	2002

Long-term net deferred tax assets	$ 1,501	$1,053
Cash surrender value of life insurance policies	76	405
Other	42	42

Totals	$ 1,619	$1,500

Note 7 – Financing Arrangements

The Company's financing agreement with IBM Credit LLC ("IBM Credit") in effect as of September 30, 2003 provides financing on inventory purchases up to $2,500. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. IBM Credit may grant temporary increases, thereby increasing the line of credit in order to accommodate high volume sale opportunities. Interest for balances not paid within the 30-day interest free period accrues at prime plus 4.4%.

At September 30, 2002, the Company's subsidiary, Information Technology Services, Inc., had an agreement for Wholesale Financing with IBM Credit (the “AWF Agreement”). The AWF Agreement provided for financing of inventory purchases up to $2,350. Borrowings for purchases were limited to 75% of all eligible receivables due within 90 days and up to 100% of eligible inventories. The AWF Agreement was subject to temporary increases, thereby increasing availability up to $3,350 during certain periods. No interest was charged during the first 30 days that a purchase has been financed. After 30 days, interest accrued at prime plus 6.5%

Additionally, at September 30, 2002, the Company's subsidiary, InfoTech USA, Inc., had an agreement for Wholesale Financing with IBM Credit through Applied Digital's credit facility for inventory purchases up to $1,000. Borrowings for purchases were limited to 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. Payments for inventories financed under this agreement were due in 10 days and earned a discount if paid within that period. Payments made after 10 days accrued interest at prime plus 6.5%.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Combined borrowings under the financing arrangements described above amounted to $469 and $236 at September 30, 2003 and 2002, respectively, and are included in either, accounts payable or accrued expenses and other liabilities.

Borrowings under the aforementioned line of credit that went beyond the grace period resulted in interest expense for 2003 and 2002 of $23 and $11, respectively.

On June 30, 2003, the Company’s Parent Company, Applied Digital, made cash payments to IBM Credit totaling $30 million in satisfaction of its obligations to IBM Credit. Under the terms of its agreement with IBM Credit, Applied Digital had pledged its shares of the Company’s common stock as collateral for amounts outstanding under the credit agreement, and IBM Credit had a security interest in the Company’s receivables and inventories, up to the amount advanced to the Company from Applied Digital under the line of credit. Applied Digital has fully satisfied its obligations to IBM Credit and, accordingly, IBM Credit’s security interest in the shares of common stock owned by Applied Digital and in the Company’s receivables and inventories have been released under Applied Digital’s credit agreement. As disclosed above, IBM Credit will continue to have a security interest in the Company’s receivables and inventories to the extent the Company borrows under the existing financing agreements with IBM Credit.

On September 5, 2003 the Company received a letter from IBM Credit constituting their formal notice of termination of the Company’s agreement. The effective date of such termination will be March 10, 2004. As of September 30, 2003, the Company was in the process of securing other financing and managment expects to replace the line of credit prior to the termination date set by IBM Credit.

Management believes that the present financing arrangements with IBM Credit, the Company's cash balances at September 30, 2003 and available financing from the expected replacement of the IBM Credit facility will be sufficient to fund the Company’s operations and capital expenditures through at least September 30, 2004. The Company’s long-term capital needs may require additional sources of credit. There can be no assurances that the Company will be successful in its ability to negotiate a replacement for the IBM Credit financing needed to fund its operations in the year ending September 30, 2004, nor are there any assurances that it will be successful in negotiating additional sources of credit for its long-term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs may materially and adversely impact its financial condition, results of operations and cash flows.

Note 8 – Capital Leases

The Company leases software under a non-cancelable capital lease. The asset acquired under the lease has been capitalized and the related obligation included in long-term debt in the financial statements. The remaining future minimum lease payments as of September 30, 2003 are due as follows:

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

September 30,	Amount

2004	$ 23

Total future minimum lease payments	23
Less amount representing interest	2

Present value of future minimum lease payments	21
Less current portion	21

Total	$ –

Note 9 – Income Taxes

The benefit for income taxes consists of the following:

	Years Ended September 30,
	2003	2002	2001

Current	$ –	$ –	$ 124
Deferred	(447)	(115)	(283)

Totals	$ (447)	$ (115)	$ (159)

The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2003	2002	2001

	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	2	6	–
Non-deductible goodwill amortization	–	–	21
State income taxes, net of Federal benefits	(6)	(6)	(9)
Other	(3)	12	4

Totals	(41)	(22)	(18)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2003	2002

Deferred Tax Assets: Asset reserves	$ 63	$ 118
Investments	17	17
Accruals	102	76
Stock options	88	118
Net operating loss carryforwards	1,856	1,373

Gross deferred tax assets	2,126	1,702
Valuation allowance	(574)	(574)

Totals	1,552	1,128
Deferred Tax Liabilities - property and equipment	(7)	(33)

Net Deferred Tax Assets	$ 1,545	$ 1,095

The current and long-term components of the net deferred tax assets are as follows:

	2003	2002

Current net deferred tax assets	$ 44	$ 42
Long-term net deferred tax assets	1,501	1,053

Totals	$1,545	$1,095

At September 30, 2003, the Company has net operating loss carryforwards of approximately $4,500, which will expire in varying amounts between 2022 and 2023. Utilization of the Company’s net operating losses is subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

Management believes that it is more likely than not that the Company will realize a substantial portion of the benefits from its deferred tax assets in subsequent years based primarily on the Company’s projected operating results. However, a portion of the Company’s net operating loss carryforwards arose prior to the change of control during December 2000. As a result, these net operating loss carryforwards are subject to the annual limitations previously discussed. Therefore, management believes the Company is not likely to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and, accordingly, the Company recorded a valuation allowance of $574 in 2000, which did not change in 2003 and 2002.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 10 – Stock-Based Compensation

Stock Option Plans
In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. At September 30, 2003, no options remain available for issuance under the 1998 Plan.

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

In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the “2001 Plan”). Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”) or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. A total of 4,948 and 3,724 shares were issuable under the 2001 Plan at October 1, 2003 and 2002, respectively. In 2001, the Company issued options to purchase 1,250 shares under the 2001 Plan and recognized a related compensation charge of $73. Those were the only options issued under the 2001 Plan and they all remained outstanding as of September 30, 2003. The options may not be exercised until one year after the options have been granted, and are exercisable over a period of ten years.

On June 28, 2002, the Board of Directors approved a grant of 2,200 stock options at an exercise price of $.28 to the Officers and Directors of the Company, and to outside parties. The options became exercisable on June 28, 2003 and expire on June 28, 2010. Additionally the Board of Directors approved a grant of 375 stock options under the same terms to be used as employee incentives.

A summary of stock option activity related to the Company’s stock option plans is as follows:

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding on October 1	4,970	$ .46	2,665	$ .64	309	$ 2.12
Granted	–	–	2,575.28		2,380.50
Exercised	–	–	–	–	–	–
Forfeited	(2,300)	(.36)	(270)	(.54)	(24)	6.21

Outstanding on September 30	2,670.54		4,970.46		2,665.64

Exercisable on September 30	2,670.54		3,039.57		643	1.07

The following table summarizes information about the options outstanding at September 30, 2003:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 to $1.00	2,555	7.23	$ .44	2,555	$ .44
$2.01 to $3.00	115.49		2.83	115	2.83

$0.01 to $3.00	2,670		.54	2,670.54

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by APB 25. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined in 2003, 2002 and 2001 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	2003	2002	2001

Net loss-as reported	$ (644)	$ (412)	$ (705)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	–	(191)	(156)

Net loss - pro forma	$ (644)	$ (603)	$ (861)

Net Loss Per Common Share: Basic - as reported	(0.13)	(0.08)	(0.15)
Basic - pro forma	(0.13)	(0.12)	(0.18)

There were no options granted in the year ended September 30, 2003. The weighted average per share fair value of the options granted for the years ended September 30, 2002 and 2001 was $.27 and $.29, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted in 2002 and 2001:

	2002	2001

Risk-free interest rates	3.5%	3.93%
Expected option lives	4 years	3 – 5 years
Expected volatilities	169%	233%
Expected dividend yields	0%	0%

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Employee Stock Purchase Plan
On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. For 2001, participating employees exercised their rights to purchase 2 shares of common stock. There were no charges recorded in connection with such purchases.

Note 11 — 401(k) Plan

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

During 2003, 2002 and 2001, there were no Company contributions to the Plan.

Effective January 1, 2002, the InfoTech USA, Inc. employees ceased contributing to the Parent Company’s 401(k) plan and became participants of the Plan.

Note 12 — Concentration Of Credit Risk

Cash
The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. At September 30, 2003, amounts in excess of the Federally insured limit totaled approximately $897. The Company has not experienced any loss to date as a result of its practices.

Major Customers
Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For 2003, the top three customers comprised 51% of sales. These customers comprised 60% of accounts receivable at September 30, 2003. For 2002, the top three customers comprised 39% of sales. These customers comprised 46% of accounts receivable at September 30, 2002. In addition, another customer comprised 11% of accounts receivable at September 30, 2002. For 2001, the top three customers comprised 46% of sales and 55% of accounts receivable.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 13 – Commitments And Contingencies

Operating Leases and Consulting Contract
The Company has operating leases on real property and equipment expiring through the year 2005. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes and insurance.

Rent expense and other charges totaled $256, $311 and $348 for 2003, 2002 and 2001, respectively.

The Company has entered into a consulting contract with the former majority stockholder of the Company. The agreement is for a period of five years through December 2005.

The approximate minimum payments required under operating leases, that have initial or remaining terms in excess of one year, and the consulting contract at September 30, 2003 are:

Year Ending September 30,	Minimum Rental Payments	Consulting Contract

2004	$218	$120
2005	162	120
2006	39	30

Totals	$419	$270

Purchases
The Company purchases a majority of its products from a small number of suppliers. Approximately 73%, 87% and 85% of purchases were from the top four vendors for 2003, 2002 and 2001, respectively.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Legal Proceedings
On October 22, 2002, Anat Ebenstein, our former Chief Executive Officer, filed a complaint against the Company, ADS and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages of $1,000 arising from an alleged improper termination. The action is currently in the initial stages of discovery. As a result, the Company cannot provide any assurance that it will be successful in defending against these allegations. Management believes that a portion of any ultimate damages may be covered under the Company's employment practices liability insurance. As of September 30, 2003, the Company has accrued the full amount of the insurance deductible of $250. An unfavorable outcome in this action not covered by its insurance policy, however, may have a material adverse effect on the Company’s liquidity, financial position or results of operations. Additionally, the Company is party to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, these proceedings are not likely to have a material adverse impact on the financial position, results of operations or cash flows of the Company. The estimate of the potential impact of the legal proceedings could change in the future.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 14 – Related Party Transactions

The Parent Company incurs certain expenses on behalf of the Company. In 2003, 2002 and 2001, these costs included various business insurance coverages, miscellaneous business expenses, and salary, payroll taxes and benefits of personnel assigned to the Company. The Company incurred $367, $166 and $100 of these costs for the Parent Company for 2003, 2002 and 2001, respectively.

At September 30, 2003 and 2002, amounts due to the Parent Company were $105 and $127, respectively. These amounts arose out of inter-company expenses.

The Company incurs certain expenses on behalf of the Parent Company, primarily related to services performed by Company officers related to the management of other companies owned by the Parent Company. The Company received $49 and $230 for 2002 and 2001, respectively, in reimbursements from the Parent Company, primarily for salaries of certain officers. There were no reimbursements in 2003 due to the restructuring of Parent Company’s operations.

Interest expense paid or accrued to the Parent Company amounted to $208 and $165 for 2002 and 2001, respectively. There were no borrowings from the Parent Company in 2003.

On June 27, 2003, the Company loaned $1,000 to ADS, its majority stockholder. Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due on or before June 30, 2004. As collateral for the loan, ADS pledged 750,000 shares of the common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of ADS. As of September 30, 2003, the market value of the shares of stock of Digital Angel was approximately $1,560 based on the closing price of Digital Angel's common stock.

Note 15 – Supplemental Cash Flow Information

In 2001, the Company acquired software under capital leases in the amount of $63. The Company issued options for consulting services in the amount of $73.

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 16 – Summarized Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

2003 Total revenue	$ 2,880	$ 2,534	$ 3,970	$ 4,224	$ 13,608
Gross profit	644	487	556	767	2,454
Net loss	(219)	(289)	(98)	(38)	(644)
Basic net loss per share	(0.04)	(0.06)	(0.02)	(0.01)	(0.13)
Diluted net loss per share	(0.04)	(0.06)	(0.02)	(0.01)	(0.13)

2002 Total revenue	$ 5,341	$ 10,505	$ 4,795	$ 4,541	$ 25,182
Gross profit	910	1,365	964	1,178	4,417
Net income (loss)	(281)	21	(72)	(80)	(412)
Basic net income (loss) per share	(0.06)	0.00	(0.01)	(0.01)	(0.08)
Diluted net income (loss) per share	(0.06)	0.00	(0.01)	(0.01)	(0.08)

Earnings (loss) per share are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net earnings (loss) per share will not necessarily equal the total for the year.

INFOTECH USA, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
Deducted from Assets	Balance at Beginning of Period	Charged to Costs and Expenses	Acquisition (a)	Deductions		Balance at End of Period

Allowance for Doubtful Accounts: Year ended September 30, 2001	$133	$ 192	$247	$158	(b)	$414
Year ended September 30, 2002	414	(125)	–	81	(b)	208
Year ended September 30, 2003	208	(66)	–	29	(b)	113

Allowance for Sales Returns:
Year ended September 30, 2001	25	–	–	25		–
Year ended September 30, 2002	–	–	–	–		–
Year ended September 30, 2003	–	–	–	–		–

Allowance for Inventory Obsolescence:
Year ended September 30, 2001	250	–	10	145		115
Year ended September 30, 2002	115	62	–	99		78
Year ended September 30, 2003	78	–	–	39		39

Deferred Tax Valuation Allowance:
Year ended September 30, 2001	574	–	–	–		574
Year ended September 30, 2002	574	–	–	–		574
Year ended September 30, 2003	574	–	–	–		574

(a) Reflects the effects of the acquisition of Information Products Center, Inc. (See Note 2 to the Consolidated Financial Statements.)
(b) Amounts written off, net of recoveries

See Reports of Independent Public Accountants.

S-1