Form 10-K/A
period 2003-09-30
INFOTECH USA INC
filed 2004-01-28
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

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

EXPLANATORY NOTE

        This Form 10-K/A is being filed solely for the purpose of amending Notes 1 and 10 to the consolidated financial statements of InfoTech USA, Inc. (the “Registrant”) contained in Item 8 of Part II and Item 15 of Part IV of the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

        Due to an administrative oversight on the part of the Registrant, the number of stock options outstanding as of September 30, 2003 should have been 4,070,000 and not 2,670,000 as reported.

        This change does not affect any of the amounts previously reported in the Registrant's consolidated balance sheets, statements of operations, statements of stockholders' equity and statements of cash flows. In addition, since the Registrant had a net loss in 2003, the assumed effects of the exercise of outstanding stock options for the purchase of 4,070,000 shares at September 30, 2003 would have been anti-dilutive. As a result, this change does not affect the amount previously reported by the Registrant as net loss per common share for the year ended September 30, 2003.

        This report continues to speak as of the date of the original filing of the Form 10-K on December 23, 2003, and the Registrant has not updated the disclosures in this report to speak as of a later date or to reflect subsequent results, events, or developments. Item 8 of Part II and Item 15 of Part IV have been included below with the appropriate figures.

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

        Our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003 is being amended due to an inadvertent omission of certain outstanding stock options as of September 30, 2003 from the disclosures contained in the notes to our consolidated financial statements. Our disclosure controls and procedures and internal control over financial reporting have been revised to prevent such an error from occurring in the future.

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
Financial Statements
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements
Financial Statement Schedule
     Schedule of Valuation and Qualifying Accounts

(a)(2)	Financial statement schedules have been included in Item 15(a)(1) above.
(a)(3)	Exhibits See Index to Exhibits filed as part of this annual report on Form 10-K/A.
(c)	Exhibits - Included in Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fairfield, State of New Jersey, on January 27, 2004.

INFOTECH USA, INC.

By:	/s/ S. F. Perez
Sebastian F. Perez, Chief Operating Officer and acting President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN MCLAUGHLIN	Chairman of the Board of	January 27, 2004
(Kevin McLaughlin)	Directors and Secretary

/S/ S. F. PEREZ	Chief Operating Officer, Acting	January 27, 2004
(Sebastian F. Perez)	President and Chief Executive
Officer (Principal Executive Officer)

/S/ J. ROBERT PATTERSON	Vice President, Treasurer, Chief	January 27, 2004
(J. Robert Patterson)	Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/S/ CHARLES L. DOHERTY	Director	January 27, 2004
(Charles L. Doherty)

/S/ ANAT EBENSTEIN	Director	January 27, 2004
(Anat Ebenstein)

LIST OF EXHIBITS
(Item 14 (c))

Exhibit Number	Description
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

10.6*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the Company's definitive Proxy Statement filed with the Commission on December 27, 1999)
10.7*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on December 28, 1998)
10.8*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.13	Sublease Agreement dated as of May 25, 2000 by and between Sungard Portfolio Solutions and Information Products Center, Inc.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K filed with the Commission on December 23, 2003)

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

Contents

Page

Reports of Independent Public Accountants	F-2/3

Financial Statements

Consolidated Balance Sheets September 30, 2003 and 2002	F-4

Consolidated Statements of Operations Years ended September 30, 2003, 2002 and 2001	F-5

Consolidated Statements of Stockholders' Equity Years ended September 30, 2003, 2002 and 2001	F-6

Consolidated Statements of Cash Flows Years ended September 30, 2003, 2002 and 2001	F-7

Notes To Consolidated Financial Statements	F-8/26

Schedule II - Valuation and Qualifying Accounts Years ended September 30, 2003, 2002 and 2001	S-1

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

As discussed in Notes 1 and 10 to the accompanying consolidated financial statements, the number of shares of common stock subject to outstanding stock options as of September 30, 2003 has been revised from the number reflected as outstanding in the notes to the consolidated financial statements previously issued by the Company.

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

Since the Company had net losses in 2003, 2002 and 2001, the assumed effects of the exercise of outstanding stock options for the purchase of 4,070, 4,970 and 2,665 common shares outstanding at September 30, 2003, 2002 and 2001, respectively, would have been anti-dilutive.

Revisions of Financial Statement Disclosures Related to Shares Subject to Outstanding Stock Options
Subsequent to the original issuance of its consolidated financial statements as of and for the year ended September 30, 2003, the Company determined that it had inadvertently reflected outstanding stock options for the purchase of 1,400 shares of common stock as having been cancelled. However, the options continued to be outstanding as of September 30, 2003. The disclosures in Note 10 herein have been revised to reflect the additional outstanding stock options.

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

A summary of stock option activity related to the Company’s stock option plans as revised as explained in Note 1 is as follows:

INFOTECH USA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding on October 1	4,970	$ .46	2,665	$ .64	309	$ 2.12
Granted	–	–	2,575.28		2,380.50
Exercised	–	–	–	–	–	–
Forfeited	(900)	(.53)	(270)	(.54)	(24)	6.21

Outstanding on September 30	4,070.45		4,970.46		2,665.64

Exercisable on September 30	4,070.45		3,039.57		643	1.07

The following table summarizes information about the options outstanding at September 30, 2003:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$0.01 to $1.00	3,955	9.94	$ .38	3,955	$ .38
$2.01 to $3.00	115.49		2.83	115	2.83

$0.01 to $3.00	4,070		.45	4,070.45

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