Form 10-Q
period 2003-12-31
INFOTECH USA INC
filed 2004-02-13
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

InfoTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes [  ]      No [X]

        The number of shares outstanding of each class of our common equity as of February 9, 2004 is as follows:

Class of Common Stock Common Stock, par value $.01 per share	Number of Shares 4,895,998

INFOTECH USA, INC.

TABLE OF CONTENTS

Item	Description	Page

PART I – FINANCIAL INFORMATION

1.	Financial Statements
Consolidated Condensed Balance Sheets - December 31, 2003 (unaudited) and September 30, 2003	3
Consolidated Condensed Statements of Operations - Three Months Ended December 31, 2003 and 2002 (unaudited)	4
Consolidated Condensed Statement of Stockholders' Equity - Three Months Ended December 31, 2003 (unaudited)	5
Consolidated Condensed Statements of Cash Flows - Three Months Ended December 31, 2003 and 2002 (unaudited)	6
Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	12
4.	Controls and Procedures	12

PART II - OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	12

SIGNATURE	13
EXHIBITS	13

PART I     FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS

INFOTECH USA, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value)

Assets
	December 31, 2003	September 30, 2003
	(Unaudited)
Current Assets Cash and cash equivalents	$ 651	$ 855
Accounts receivable, net of allowance for doubtful accounts of $113	3,210	2,955
Inventories	170	120
Note receivable - Parent Company	1,000	1,013
Deferred tax assets	65	44
Other current assets	436	283

Total Current Assets	5,532	5,270
Property, equipment and improvements, net	297	325
Goodwill, net	2,154	2,154
Other assets	1,655	1,619

Total Assets	$ 9,638	$ 9,368

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligation	$ 15	$ 21
Amounts due to Parent Company	111	105
Accounts payable	873	146
Accrued expenses and other liabilities	1,156	1,502

Total Liabilities	2,155	1,774

Commitments and Contingencies Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	–	–
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Retained earnings	1,690	1,801
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	7,483	7,594

Total Liabilities and Stockholders' Equity	$ 9,638	$ 9,368

See the accompanying notes to consolidated condensed financial statements.	3

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	For the Three Months Ended December 31,

	2003	2002
Revenue: Product revenue	$ 2,920	$ 2,386
Service revenue	807	494

Total revenue	3,727	2,880

Cost of sales:
Cost of products sold	2,487	1,967
Cost of services sold	540	269

Total cost of products and services sold	3,027	2,236

Gross profit	700	644
Selling, general and administrative expenses	855	942
Depreciation and amortization	46	57

Loss from operations	(201)	(355)
Other expense (income)	6	(2)
Interest (income) expense	(40)	7

Loss before income tax benefit	(167)	(360)
Income tax benefit	(56)	(141)

Net loss applicable to common stockholders	$ (111)	$ (219)

Net loss per common share – basic	$ (0.02)	$ (0.04)

Weighted average number of common
shares outstanding – basic	4,896	4,896

See the accompanying notes to consolidated condensed financial statements.	4

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY For the Three Months Ended December 31, 2003
(In thousands, except share data) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Treasury Stock		Total Stockholders'
	Number	Amount	Number	Amount	Capital	Earnings	Number	Amount	Equity

Balance, September 30, 2003	–	$ –	5,757	$ 58	$ 6,653	$ 1,801	(861)	$ (918)	$ 7,594
Net loss	–	–	–	–	–	(111)	–	–	(111)

Balance, December 31, 2003	–	$ –	5,757	$ 58	$ 6,653	$ 1,690	(861)	$ (918)	$ 7,483

See the accompanying notes to consolidated condensed financial statements.	5

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended December 31,
	2003	2002
Cash flows from operating activities Net loss	$ (111)	$ (219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	46	57
Deferred income taxes	(56)	(141)
Changes in operating assets and liabilities:
Increase in accounts receivable	(255)	(181)
(Increase) decrease in inventories	(50)	41
Increase in other current assets	(153)	(168)
Increase in other assets	(1)	–
Increase (decrease) in accounts payable and accrued expenses	381	(212)

Net cash used in operating activities	(199)	(823)

Cash flows from investing activities
Capital expenditures	(24)	(6)
Payments received on notes receivable - other	–	18
Payments received on loan to Parent Company	13	–
Proceeds from disposition of property and equipment	6	–

Net cash (used in) provided by investing activities	(5)	12

Cash flows from financing activities
Payments on capital lease obligation	(6)	(5)
Net borrowings on Parent Company line of credit	6	19

Net cash provided by financing activities	–	14

Net decrease in cash and cash equivalents	(204)	(797)

Cash and cash equivalents - beginning of period	855	3,398

Cash and cash equivalents - end of period	$ 651	$ 2,601

See the accompanying notes to consolidated condensed financial statements.	6
INFOTECH USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

1.    Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of InfoTech USA, Inc. (the “Company”) and its wholly-owned subsidiaries, as of December 31, 2003, their results of operations and cash flows for the three months ended December 31, 2003 and 2002 and their changes in stockholders’ equity for the three months ended December 31, 2003. Information included in the consolidated condensed balance sheet as of September 30, 2003 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 (the “10-K/A”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K/A.

        The consolidated results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year ending September 30, 2004.

2.    Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.    Inventories

        Inventories at December 31, 2003 and September 30, 2003 consist of:

	December 31, 2003	September 30, 2003

Finished goods	$ 209	$ 159
Allowance for excess and obsolescence	(39)	(39)

	$ 170	$ 120

4.    Loss Per Share

        As further explained in Note 1 to the Company’s audited financial statements included in the 10-K/A previously filed with the SEC, the Company presents basic net income (loss) per share and, if appropriate, diluted net income per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, ” Earnings per Share”.

        Since the Company had net losses for the three months ended December 31, 2003 and 2002, the assumed effects of the exercise of employee stock options for the purchase of 4,070 and 4,670 common shares at December 31, 2003 and 2002, respectively, and warrants for the purchase of 300 common shares at $0.5775 per share outstanding at December 31, 2003 and 2002 would have been anti-dilutive.

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
(In thousands, except share and per share data)
(Unaudited)

Accounting Standards No. 123 (“SFAS 123”), “Accounting For Stock-Based Compensation.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company’s historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined in 2003 and 2002 based on the fair value at the grant date for all awards by the Company consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended December 31,
	2003		2002
Net loss - as reported	$ (111)		$ (219)
Deduct total stock-based employee compensation expense
determined under a fair value based method for all
awards, net of related tax effects	(23)		(23)

Net loss - pro forma	$ (134)		$ (242)

Net loss per share:
Basic - as reported	$ (0.0	2)	$ (0.0	4)
Basic - pro forma	$ (0.0	3)	$ (0.0	5)

6.    Related Party Transaction

        On June 27, 2003, the Company loaned $1.0 million to its majority stockholder, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due on or before June 30, 2004. As collateral for the loan, Applied Digital pledged 750,000 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of December 31, 2003, the market value of the shares of stock of Digital Angel was approximately $3,555,000 based on the closing price of Digital Angel’s common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes in Item 1 of this report as well as our Annual Report on Form 10-K/A for the year ended September 30, 2003. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risk section later in this Item.

BUSINESS DESCRIPTION

        We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, we are a full service provider of information technology, or IT, services and products in the New York City metropolitan area and in New Jersey. We specialize in tailoring our approach to the individual customer needs. Doing business as “InfoTech”, we provide IT consulting, networking, remote access, procurement, storage area networks, deployment, integration and migration services. We also provide on-going system and network maintenance services.

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

	Relationship to Revenue

	Three Months Ended December 31,

	2003	2002
	%	%
Product revenue	78.3	82.8
Service revenue	21.7	17.2

Total revenue	100.0	100.0

Cost of products sold	66.7	68.3
Cost of services sold	14.5	9.3

Total cost of products and services sold	81.2	77.6

Gross profit	18.8	22.4
Selling, general and administrative expenses	23.0	32.7
Depreciation and amortization	1.2	2.0

Loss from operations	5.4	12.3
Other expense	0.2	–
Interest (income) expense	(1.1)	0.2

Loss before income tax benefit	4.5	12.5
Income tax benefit	1.5	4.9

Net loss applicable to common stockholders	3.0	7.6

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002
(in $'000 unless otherwise noted)

        Sales for the first quarter of fiscal year 2004 increased 29.4%, or $847, to $3,727 from $2,880 in the first quarter of fiscal year 2003. The increase in revenue was primarily a result of improved market conditions and our focus on higher-end, Intel-based products, which provided us with more opportunity to sell related technical services. Product sales increased by $534, or 22.4%, to $2,920 from $2,386, while service sales increased $313, or 63.3%, from $494 in the first quarter of 2003. With the IT market conditions improving and our continued focus on higher-end, Intel-based products, we expect sales volumes to continue to increase during the current fiscal year.

        Gross profit increased by 8.7%, or $56, in the first quarter of fiscal year 2004 to $700 from $644 in the same quarter last year. The increase in gross profit was primarily due to the overall increase in revenue. Total gross margin decreased however, from 22.4% in the first quarter of 2003 to 18.8% in 2004. Both product and service gross margin decreased from the first quarter of last year. Product margin fell from 17.6% in the first quarter of 2003 to 14.8% in the first quarter of 2004, while service gross margin fell from 45.5% in 2003 to 33.1% in 2004. The drop in gross margin in the first quarter of 2004 compared to the corresponding period for 2003 was due to a combination of competitive pressures forcing product margins down and the underutilization of technicians and engineers forcing service margins down. Despite the results of the first quarter, we expect the service margins to improve this fiscal year due to the improving IT market conditions and our focus on higher end products and related services. We anticipate these factors will result in a higher utilization rate of our technicians and engineers.

        Selling, general and administrative expenses decreased $87, or 9.2%, to $855 for the first quarter of 2004, compared to $942 in 2003. The reduction in expense was primarily due to reductions in our workforce. The reductions were offset by an accrual made in connection with pending legal proceedings. During the current fiscal year, as market conditions improve, our management and administrative staff is expected to be sufficient, however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

        Depreciation and amortization expense for first quarter of 2004 decreased $11, or 19.3%, from $57 in the first quarter of 2003 to $46 in fiscal year 2004. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2003.

        Interest income in the first quarter of 2004 was $40 compared to interest expense of $7 in 2003. The interest income was earned as a result of the June 2003 loan made to our majority stockholder, Applied Digital.

        Our net loss for the first quarter of 2004 decreased 49.3%, or $108, to $111 from $219 in the first quarter of 2003.

Liquidity and Capital Resources

        Our current ratio at December 31, 2003 was 2.57 compared to 2.97 at September 30, 2003. Working capital at December 31, 2003 was $3,377 down from $3,496 at September 30, 2003, a decrease of $119.

        Cash used in operating activities in the first three months of fiscal year 2004 was $199 compared to cash used in operating activities in the first three months of fiscal year 2003 of $823. The cash used in operating activities during the three months ended December 31, 2003 was primarily a result of our net loss and an increase in accounts receivable and other current assets. The effects of these factors were somewhat offset by an increase in accounts payable and accrued expenses. The cash used in operating activities during the three months ended December 31, 2002 was a result of our net loss, an increase in accounts receivable, an increase in other current assets and a decrease in accounts payable and accrued expenses.

        Cash used in investing activities was $5 for the first three months of fiscal 2004 compared to cash provided by investing activities of $12 for the same period last year. Cash used in investing activities of $5 for the three months ended December 31, 2003 was primarily a result of capital expenditures, which was somewhat offset by an interest payment made on the short term loan made to our majority stockholder, Applied Digital. The cash provided by investing activities of $12 in the three months ended December 31, 2002 was primarily a result of payments on other notes receivable, offset, in part, by capital expenditures.

        We had no cash provided by financing activities for the three months ended December 31, 2003. Cash provided by financing activities was $14 for the three months ended December 31, 2002 resulting primarily from net borrowings on our Parent Company’s line of credit offset by payments made on our capital lease obligation.

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our current financing agreement with IBM Credit LLC provides financing on inventory purchases up to $2,500. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. IBM Credit may grant temporary increases, thereby increasing the line of credit in order to accommodate high volume sale opportunities. Interest for balances not paid within the interest free period provided in the agreements accrues at prime plus 4.4%.

         Borrowings under the financing arrangement described above amounted to $839 and $469 at December 31, 2003 and September 30, 2003, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

        On September 5, 2003 we received a letter from IBM Credit constituting their formal notice of termination of our agreement. The effective date of such termination will be March 10, 2004. We are currently in the process of securing other financing and expect to replace our line of credit prior to the termination date set by IBM Credit. To date we have contacted the major lenders and providers of floorplan financing arrangements within the IT industry, as well as other asset based lenders, and we are currently reviewing several alternatives.

        We believe that our present financing arrangements with IBM Credit, current cash position, expected replacement of the IBM Credit facility and the repayment of the loan made to Applied Digital Solutions will provide us with sufficient capital to fund our operations and capital expenditures through at least December 31, 2004. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in our ability to negotiate a replacement for the IBM Credit financing needed to fund our operations in the coming year, nor are there any assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows. In addition, we cannot provide any assurance that we will be successful in defending against the allegations raised against us by our former president, chief executive officer and chief operating officer and current director, Anat Ebenstein, a description of which is provided under Part I, Item 3 – Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2003. An unfavorable outcome in that action, however, may result in a material adverse effect on our liquidity, financial position or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. For InfoTech USA, borrowings under the financing agreement with IBM Credit are at zero percent interest for the first 30 days, thereafter the interest rate is the prime rate plus 4.4%. Our interest income is sensitive to changes in the general level of U. S. interest rates, particularly since the majority of our investments are in short-term investments.

        Due to the nature of our borrowings and our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in our reporting system. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.

        Subsequent to the filing of our Annual Report on Form 10-K with the Securities and Exchange Commission on December 23, 2003, we learned of an inadvertent omission of certain outstanding stock options as of September 30, 2003 from the disclosures contained in the notes to our consolidated financial statements. We filed an amendment to our Annual Report on Form 10-K/A with the Securities and Exchange Commission on January 28, 2004. As a result of this omission, we revised our disclosure controls and procedures and internal control over financial reporting to prevent such an error from occurring in the future. Except as noted, there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

INFOTECH USA, INC.

Dated: February 13, 2004	By:	/s/ J.Robert Patterson
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.2	Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation dated April 9, 2003 (incorporated by reference to Exhibit 3.3 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002