Form 10-Q
period 2004-03-31
INFOTECH USA INC
filed 2004-05-13
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

InfoTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2889809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   [  ]     No   [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        The number of shares outstanding of each class of our common stock as of May 12, 2004 is as follows:

Class of Common Stock	Number of Shares
Common Stock, par value $.01	4,895,998

INFOTECH USA, INC.

TABLE OF CONTENTS

Item	Description	Page

PART I – FINANCIAL INFORMATION

1.	Consolidated Condensed Financial Statements Consolidated Condensed Balance Sheets - March 31, 2004 (unaudited) and September 30, 2003	3
	Consolidated Condensed Statements of Operations - Three and Six Months Ended March 31, 2004 and 2003 (unaudited)	4
	Consolidated Condensed Statement of Stockholders' Equity - Six Months Ended March 31, 2004 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows - Six Months Ended March 31, 2004 and 2003 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	14
4.	Controls and Procedures	14

PART II – OTHER INFORMATION

4.	Submission of Matters to a Vote of Security Holders	15
6.	Exhibits and Reports on Form 8-K	15
SIGNATURE		16
EXHIBITS		17

PART I    FINANCIAL INFORMATION
        ITEM 1.    FINANCIAL STATEMENTS

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except par value)

Assets
	March 31, 2004	September 30, 2003

	(Unaudited)
Current Assets Cash and cash equivalents	$ 509	$ 855
Accounts receivable, net of allowance for doubtful accounts of $99 and $113	4,000	2,955
Inventories	187	120
Note receivable - Parent Company	1,000	1,013
Deferred tax assets	65	44
Other current assets	324	283

Total Current Assets	6,085	5,270
Property, equipment and improvements, net	257	325
Goodwill, net	2,154	2,154
Other assets	1,651	1,619

Total Assets	$ 10,147	$ 9,368

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligation	$ 9	$ 21
Amounts due to Parent Company	135	105
Accounts payable	1,470	146
Accrued expenses and other liabilities	1,044	1,502

Total Liabilities	2,658	1,774

Commitments and Contingencies
Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	–	–
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares issued; 4,896	58	58
shares outstanding
Additional paid-in capital	6,653	6,653
Retained earnings	1,696	1,801
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	7,489	7,594

Total Liabilities and Stockholders' Equity	$ 10,147	$ 9,368

See the accompanying notes to consolidated condensed financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands except per share data) (Unaudited)

	For The Three Months Ended March 31,		For the Six Months Ended March 31,

	2004	2003	2004	2003
Revenues: Product revenue	$ 3,613	$ 1,934	$ 6,534	$ 4,320
Service revenue	907	600	1,714	1,094

Total revenues	4,520	2,534	8,248	5,414

Cost of sales:
Cost of products sold	3,131	1,648	5,618	3,615
Cost of services sold	610	399	1,151	667

Total cost of products and services sold	3,741	2,047	6,769	4,282

Gross profit	779	487	1,479	1,132
Selling, general and administrative expenses	748	887	1,603	1,830
Depreciation and amortization	46	55	92	112

Loss from operations	(15)	(455)	(216)	(810)
Other expense	13	2	19	–
Interest (income) expense	(37)	3	(78)	10

Income (loss) before income tax expense (benefit)	9	(460)	(157)	(820)
Income tax expense (benefit)	4	(171)	(52)	(312)

Net income (loss) applicable to common stockholders	$ 5	$ (289)	$ (105)	$ (508)

Net income (loss) per common share - basic	$ 0.00	$(0.06)	$(0.02)	$(0.10)

Weighted average number of common
shares outstanding - basic	4,896	4,896	4,896	4,896

See the accompanying notes to consolidated condensed financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY For the Six Months Ended March 31, 2004
(In thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional		Treasury Stock		Total
					Paid-In	Retained			Stockholders
	Number	Amount	Number	Amount	Capital	Earnings	Number	Amount	Equity

Balance, September 30, 2003	–	$ –	5,757	$ 58	$ 6,653	$ 1,801	(861)	$ (918)	$ 7,594
Net loss	–	–	–	–	–	(105)	–	–	(105)

Balance, March 31, 2004	–	$ –	5,757	$ 58	$ 6,653	$ 1,696	(861)	$ (918)	$ 7,489

See the accompanying notes to consolidated condensed financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Six Months Ended March 31,

	2004	2003
Cash flows from operating activities Net loss	$ (105)	$ (508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	112
Deferred income taxes	(52)	(312)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,045)	(69)
(Increase) decrease in inventories	(67)	33
Increase in other current assets	(41)	(185)
Increase in other assets	(1)	(3)
Increase (decrease) in accounts payable and accrued expenses	866	(424)

Net cash used in operating activities	(353)	(1,356)

Cash flows from investing activities
Capital expenditures	(29)	(10)
Payments received on notes receivable - other	–	18
Payments received on loan to Parent Company	13	–
Proceeds from disposition of property and equipment	5	–

Net cash (used in) provided by investing activities	(11)	8

Cash flows from financing activities
Payments on capital lease obligation	(12)	(10)
Net borrowings (payments) on Parent Company line of credit	30	(16)

Net cash provided by (used in) financing activities	18	(26)

Net decrease in cash and cash equivalents	(346)	(1,374)
Cash and cash equivalents - beginning of period	855	3,398

Cash and cash equivalents - end of period	$ 509	$ 2,024

See the accompanying notes to consolidated condensed financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.    Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of InfoTech USA, Inc. (the “Company”) and its wholly-owned subsidiaries as of March 31, 2004, their results of operations for the three and six months ended March 31, 2004 and 2003, changes in stockholders’ equity for the six months ended March 31, 2004 and cash flows for the six months ended March 31, 2004 and 2003. Information included in the consolidated condensed balance sheet as of September 30, 2003 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 (the “10-K/A”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K/A.

        The consolidated results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending September 30, 2004.

2.    Principles of Consolidation

        The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.    Inventories

        Inventories at March 31, 2004 and September 30, 2003 consist of:

	March 31, 2004	September 30, 2003

Finished goods	$ 219	$ 159
Allowance for excess and obsolescence	(32)	(39)

Totals	$ 187	$ 120

4.    Net Income (Loss) Per Share

        As further explained in Note 1 to the Company’s audited financial statements included in the 10-K/A previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, ” Earnings per Share”.

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

        At March 31, 2004 and 2003, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	2004	2003

Employee stock options	4,055	4,660
Warrants (exercisable at $0.5775 per share)	300	300

Total	4,355	4,960

        Since the Company had net losses for the six months ended March 31, 2004 and the three and six months ended March 31, 2003, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive. The assumed effects of the exercise of employee stock options and warrants and the application of the treasury stock method for the three months ended March 31, 2004 would have been immaterial. Accordingly, diluted net income (loss) per common share was equal to the basic net income (loss) per common share in each of those periods.

5.    Stock-Based Compensation

        The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company’s historical net income (loss) and net income (loss) per common share and pro forma net income (loss) and net loss per common share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss) - as reported	$ 5	$ (289)	$ (105)	$ (508)
Deduct total stock-based employee compensation
expense determined under a fair value based
method for all awards, net of related tax effects	(22)	(22)	(45)	(45)

Net loss - pro forma	$ (17)	$ (311)	$ (150)	$ (553)

Net income (loss) per share:
Basic - as reported	$ (.00)	$ (.06)	$ (.02)	$ (.10)
Basic - pro forma	$ (.00)	$ (.06)	$ (.03)	$ (.11)

6.    Related Party Transaction

        On June 27, 2003, the Company loaned $1.0 million to its majority stockholder, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

on or before June 30, 2004. Applied Digital made all payments as of March 31, 2004. As collateral for the loan, Applied Digital pledged 750,000 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of March 31, 2004, the market value of the shares of stock of Digital Angel was approximately $2,722 based on the closing price of Digital Angel’s common stock.

7.    Financing Agreement

        On September 5, 2003, the Company received a letter from IBM Credit constituting formal notice of termination of the Company’s agreement, effective March 10, 2004. On March 3, 2004, the Company entered into an agreement with IBM Credit pursuant to which IBM Credit agreed to extend the termination date of the agreement from March 10, 2004 to April 9, 2004. On April 27, 2004, the Company entered into an agreement with IBM Credit pursuant to which IBM Credit agreed to further extend the termination date of the agreement from April 9, 2004 to June 18, 2004. The Company continues to negotiate with a financing company to replace the credit line under the agreement and expects to replace the agreement with IBM Credit prior to June 18, 2004.

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

RECENT DEVELOPMENTS

New Member of the Board of Directors Appointed

        On March 19, 2004, Jeffrey S. Cobb was appointed to the Board of Directors, replacing Anat Ebenstein, whose term expired at our last annual meeting. In April 2004, Mr. Cobb joined IT Resource Solutions.net, Inc. as their Chief Operating Officer. Prior to joining IT Resource Solutions.net, Inc., Mr. Cobb had been the Executive Vice President and Chief Operating Officer of SCB Computer Technology Inc. from 2002 to March of 2004. From 1998 to 2002, Mr. Cobb held various positions at SCB including Executive Vice President and Chief Operating Officer of Professional Services, and Executive Vice President of Operations. Before joing SCB he worked for Cybex and Eastern States Bankcard Association in product development and sales. Mr. Cobb has a B.S. Degree in Marketing from Jacksonville University.

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

	Relationship to Revenue

	Three Months Ended March 31,		Six Months Ended March 31,

	2004%	2003%	2004%	2003%
Product revenue	79.9	76.3	79.2	79.8
Service revenue	20.1	23.7	20.8	20.2

Total revenues	100.0	100.0	100.0	100.0

Cost of products sold	69.3	65.0	68.1	66.8
Cost of services sold	13.5	15.8	14.0	12.3

Total cost of products and services sold	82.8	80.8	82.1	79.1

Gross profit	17.2	19.2	17.9	20.9
Selling, general and administrative expenses	16.5	35.0	19.4	33.8
Depreciation and amortization	1.0	2.1	1.1	2.1

Loss from operations	(0.3)	(17.9)	(2.6)	(15.0)
Other expense	0.3	0.1	0.2	0.0
Interest (income) expense	(0.8)	0.2	(0.9)	0.1

Income (loss) before income tax expense (benefit)	0.2	(18.2)	(1.9)	(15.1)
Income tax expense (benefit)	0.1	(6.8)	(0.6)	(5.7)

Net income (loss) applicable to common stockholders	0.1	(11.4)	(1.3)	(9.4)

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003
(in $'000 unless otherwise noted)

        Revenue for the second quarter of fiscal year 2004 increased 78.4%, or $1,986, to $4,520 from $2,534 in the second quarter of fiscal year 2003. The increase in revenue was primarily a result of improved market conditions and our focus on higher-end, Intel-based products, which provided us with more opportunity to sell related technical services. Product sales increased by $1,679, or 86.8%, to $3,613 from $1,934, while service sales increased $307, or 51.2%, from $600 in the second quarter of 2003. With the IT market conditions improving and our continued focus on higher-end, Intel-based products, we expect sales volumes to continue to increase throughout the remainder of our current fiscal year. The focus on higher-end Intel-based products, such as storage area networks, has generated additional sales from our current customer base. In addition, we also added two new large customers in the past quarter.

        Gross profit increased by 60.0%, or $292, in the second quarter of fiscal year 2004 to $779 from $487 for the same quarter last year. The increase in gross profit was primarily due to the overall increase in revenue. Total gross margin decreased, however, from 19.2% in the second quarter of 2003 to 17.2% in 2004. Product margin fell from 14.8% in the second quarter of 2003 to 13.3% in the second quarter of 2004. The decrease in product margin in the second quarter of 2004 compared to 2003 was primarily due to competitive pressures forcing us to keep our prices low, which reduced our product margins. Service gross margin also declined slightly in the second quarter of 2004 to 32.7% from 33.5% in the same period last year. Despite the competitive climate, we anticipate steady margins for both products and services for the balance of the fiscal year due to the improving IT market conditions and our continued focus on higher-end products and services. This approach has provided us with more service sales opportunities, which yield higher margins.

        Selling, general and administrative expenses decreased $139, or 15.7%, to $748 for the second quarter of 2004, compared to $887 in 2003. The reduction in expense was primarily due to reductions in our workforce that were made in the second and third quarter of fiscal year 2003. During the current fiscal year, as market conditions improve, our management and administrative staff is expected to be sufficient; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

        Depreciation and amortization expense for second quarter of 2004 decreased $9, or 16.4%, from $55 in the second quarter of 2003 to $46 in fiscal year 2004. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2003.

        Net interest income in the second quarter of 2004 was $37 compared to net interest expense of $3 in 2003. The interest income was earned as a result of the June 2003 loan made to our majority stockholder, Applied Digital Solutions.

        Our net income for the second quarter for fiscal year 2004 was $5 compared to a net loss of $289 in the second quarter of fiscal year 2003.

Six Months Ended March 31, 2004 Compared to the Six Months Ended March 31, 2003
(in $'000 unless otherwise noted)

        Revenue for the first six months of fiscal year 2004 increased 52.3%, or $2,834, to $8,248 from $5,414 in the first six months of fiscal year 2003. The increase in revenue was primarily a result of improved market conditions and our focus on higher-end, Intel-based products, which provided us with more opportunity to sell related technical services. Product sales increased in the six months ended March 31, 2004 by $2,214, or 51.3%, to $6,534 from $4,320, and service sales increased $620, or 56.7%, from $1,094 in the first six months of fiscal year 2003. The improved IT market conditions and our continued focus on higher-end, Intel-based products, has resulted in new opportunities with our current customer base and has enabled us to expand our customer base as well. We expect these trends to continue throughout the remainder of our current fiscal year.

        Gross profit increased by 30.7%, or $347, in the first six months of fiscal year 2004 to $1,479 from $1,132 in the same period last year. The increase in gross profit was primarily due to the overall increase in revenue. Total gross margin decreased however, from 20.9% in the first six months of 2003 to 17.9% in 2004. Both product and service gross margin decreased from the first six months of last year. Product margin fell from 16.3% in the first six months of 2003 to 14.0% in the first six months of 2004, while service gross margin fell from 39.0% in 2003 to 32.8% in 2004. The drop in gross margin in the first six months of 2004 compared to the corresponding period for 2003 was due to a combination of competitive pressures, which affected our pricing, and the underutilization of technicians and engineers in the first quarter of fiscal year 2004. Despite the competitive climate, we expect that our focus on higher-end products and services combined with improved IT market conditions, will keep our margins for products and services steady for the balance of the fiscal year.

        Selling, general and administrative expenses decreased $227, or 12.4%, to $1,603 for the first six months of 2004, compared to $1,830 in 2003. The reduction in expense was primarily due to reductions in our workforce that were made in the second and third quarter of fiscal year 2003. The reductions were somewhat offset by a $70 accrual made in the first quarter of fiscal year 2004 in connection with the ongoing legal proceedings as discussed in our annual report. During the current fiscal year, as market conditions improve, our management and administrative staff is expected to be sufficient; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

        Depreciation and amortization expense for first six months of 2004 decreased $20, or 17.9%, from $112 in the first six months of 2003 to $92 in fiscal year 2004. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2003.

        Net interest income in the first six months of 2004 was $78 compared to net interest expense of $10 in 2003. The interest income was earned as a result of the June 2003 loan made to our majority stockholder, Applied Digital Solutions.

        Our net loss for the first six months for fiscal year 2004 decreased 79.3%, or $403, to $105 from $508 in the first six months of fiscal year 2003.

Liquidity and Capital Resources

        Our current ratio at March 31, 2004 was 2.29 compared to 2.97 at September 30, 2003. Working capital at March 31, 2004 was $3,427 compared to $3,496 at September 30, 2003, a decrease of $69.

        Cash used in operating activities in the first six months of fiscal year 2004 was $353 compared to cash used in operating activities in the first six months of fiscal year 2003 of $1,356. The cash used in operating activities during the six months ended March 31, 2004 was primarily a result of our net loss and an increase in accounts receivable, which was largely offset by an increase in accounts payable. The increase in accounts receivable and the increase in accounts payable were a result of the increase in sales and corresponding increase in cost of goods sold. The cash used in operating activities during the six months ended March 31, 2003 was primarily a result of our net loss and an increase in other current assets and a decrease in accounts payable and accrued expenses.

        Cash used in investing activities was $11 for the first six months of fiscal 2004 compared to cash provided by investing activities of $8 for the same period last year. Cash used in investing activities of $11 for the six months ended March 31, 2004 was primarily a result of capital expenditures, which was somewhat offset by a loan payment made on the short term loan made to our majority stockholder, Applied Digital. The cash provided by investing activities of $8 in the six months ended March 31, 2003 was primarily a result of payments on other notes receivable, offset, in part, by capital expenditures.

        Cash provided by financing activities for the six months ended March 31, 2004 was $18 compared to cash used in financing activities was $26 for the six months ended March 31, 2004. The cash provided by financing activities in the six months ended March 31, 2004 was a result of an increase on our Parent Company line of credit, due to an increase in charges from our Parent Company for reimbursable business expenses, incurred by them, on our behalf. This was somewhat offset by payments made on our capital lease obligation. The cash used in financing activities in the six months ended March 31, 2003 resulted primarily from net repayments on our Parent Company’s line of credit and payments made on our capital lease obligation.

        Our business activities are capital intensive and, consequently, we finance our accounts receivable and inventory. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our current financing agreements with IBM Credit LLC provide financing on inventory purchases up to $1,750. Borrowing for purchases is based upon 75% of all eligible receivables due within 90 days and up to 100% of all eligible inventories. IBM Credit may grant temporary increases, thereby increasing the line of credit in order to accommodate high volume sale opportunities. Interest for balances not paid within the interest free period provided in the agreements accrues at prime plus 4.4%.

        Borrowings under the financing arrangements described above amounted to $1,731 and $469 at March 31, 2004 and September 30, 2003, respectively, and are included in either accounts payable, or accrued expenses and other liabilities. An upward trend in our borrowing has developed in recent quarters as a result of a need to provide working capital for our growing business.

        On September 5, 2003, we received a letter from IBM Credit constituting formal notice of termination of our agreement, effective March 10, 2004. On March 3, 2004, we entered into an agreement with IBM Credit pursuant to which IBM Credit agreed to extend the termination date of the agreement from March 10, 2004 to April 9, 2004. On April 27, 2004, we entered into an agreement with IBM Credit pursuant to which IBM Credit agreed to further extend the termination date of the agreement from April 9, 2004 to June 18, 2004. We continue to negotiate with a financing company to replace the credit line under the agreement and expect to replace the agreement with IBM Credit prior to June 18, 2004.

        We believe that our present financing arrangements with IBM Credit, current cash position, expected replacement of the IBM Credit facility and the repayment of the loan made to Applied Digital Solutions will provide us with sufficient capital to fund our operations and capital expenditures through at least March 31, 2005. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in our ability to negotiate a replacement for the IBM Credit financing needed to fund our operations in the coming year, nor are there any assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows. In addition, we cannot provide any assurance that we will be successful in defending against the allegations raised against us by our former president, chief executive officer, chief operating office and director, Anat Ebenstein, a description of which is provided under Part I, Item 3 – Legal Proceedings in our Annual Report on Form 10-K for the year ended September 30, 2003. An unfavorable outcome in that action, however, may result in a material adverse effect on our liquidity, financial position or results of operations.

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

ITEM 4.         CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in our reporting system. Based upon, and as of the end of the period covered by this report, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms.

        There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

        It should be noted that our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We have designed our disclosure controls and procedures to provide reasonable assurance that misstatements due to error or fraud are detected. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

PART II         OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (i)     An annual meeting of our shareholders was held on March 19, 2004 to:

(i)	Ratify the appointment of J. Robert Patterson as director and

(ii)	Ratify the appointment of J. H. Cohn LLP, as independent public accountants of the Company for the year ending September 30, 2004.

         (ii)    The results of the votes were as follows:

	For	Against	Abstain

Ratification of appointment of director	4,695,421	57,757	–

Ratification of independent public accountants	4,731,221	18,957	3,000

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K). See list of exhibits attached hereto.

(b)	Reports on Form 8-K

        On March 10, 2004, we filed a Current Report on Form 8-K under Item 5 and 7 disclosing a March 3, 2004 agreement between IBM Credit and the Company, where IBM agreed to extend the termination date of the credit agreement from March 10, 2004 to April 9, 2004. The Company agreed to reduce its credit line with IBM from $2,500,000 to $1,750,000.

        On April 30, 2004, we filed a Current Report on Form 8-K under Item 5 and 7 disclosing an April 27, 2004 agreement between IBM Credit and the Company, where IBM agreed to extend the termination date of the credit agreement from April 9, 2004 to June 18, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFOTECH USA, INC.

Dated: May 13, 2004	By:	/s/ J. Robert Patterson
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS

Exhibit Number	Description

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

10.1

Letter agreement, dated March 3, 2004, from IBM Credit LLC to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on March 10, 2004)

10.2

Letter agreement, dated April 27, 2004, from IBM Credit LLC to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on April 30, 2004)

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