Form 10-Q
period 2004-06-30
INFOTECH USA INC
filed 2004-08-13
CIK 1037417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ________________

Commission File No.: 0-22693

InfoTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-2889809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   [  ]     No   [X]

        The number of shares outstanding of each class of our common stock as of August 11, 2004 is as follows:

Class of Common Stock	Number of Shares
Common Stock, par value $.01 per share	4,895,998

INFOTECH USA, INC.

TABLE OF CONTENTS

Item	Description	Page

PART I – FINANCIAL INFORMATION

1.	Consolidated Condensed Financial Statements Consolidated Condensed Balance Sheets – June 30, 2004 (unaudited) and September 30, 2003	3
	Consolidated Condensed Statements of Operations – Three and Nine Months Ended June 30, 2004 and 2003 (unaudited)	4
	Consolidated Condensed Statement of Stockholders' Equity – Nine Months Ended June 30, 2004 (unaudited)	5
	Consolidated Condensed Statements of Cash Flows – Nine Months Ended June, 2004 and 2003 (unaudited)	6
	Notes to Consolidated Condensed Financial Statements (unaudited)	7
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
3.	Quantitative and Qualitative Disclosures About Market Risk	15
4.	Controls and Procedures	15

PART II – OTHER INFORMATION

6.	Exhibits and Reports on Form 8-K	16
SIGNATURE		17
EXHIBITS		18

PART I     FINANCIAL INFORMATION
        ITEM 1.     CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

INFOTECH USA, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except par value)

Assets
	June 30, 2004	September 30, 2003

Current Assets	(Unaudited)
Cash and cash equivalents	$ 238	$ 855
Accounts receivable, net of allowance for doubtful accounts of $97	4,446	2,955
and $113
Inventories	71	120
Note receivable - Parent Company	1,000	1,013
Deferred tax assets	48	44
Other current assets	364	283

Total Current Assets	6,167	5,270
Property, equipment and improvements, net	218	325
Goodwill, net	2,154	2,154
Other assets	1,665	1,619

Total Assets	$ 10,204	$ 9,368

Liabilities and Stockholders' Equity
Current Liabilities
Current maturities of capital lease obligation	$ 2	$ 21
Line of credit	1,212	–
Amounts due to Parent Company	105	105
Accounts payable	283	146
Accrued expenses and other liabilities	1,144	1,502

Total Liabilities	2,746	1,774

Commitments and Contingencies	–	–
Stockholders' Equity
Preferred shares:
Authorized 5,000 shares, no par value; none issued	–	–
Common shares:
Authorized 80,000 shares, $.01 par value; 5,757 shares issued;	58	58
4,896 shares outstanding
Additional paid-in capital	6,653	6,653
Retained earnings	1,665	1,801
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders' Equity	7,458	7,594

Total Liabilities and Stockholders' Equity	$ 10,204	$ 9,368

See the accompanying notes to consolidated condensed financial statements.
3

INFOTECH USA, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	For the Three Months Ended June 30,		For The Nine Months Ended June 30,

	2004	2003	2004	2003
Revenues:
Product revenue	$ 4,022	$ 3,333	$ 10,556	$ 7,653
Service revenue	855	637	2,570	1,731

Total revenues	4,877	3,970	13,126	9,384

Cost of sales:
Cost of products sold	3,553	3,004	9,172	6,619
Cost of services sold	544	410	1,695	1,077

Total cost of products and services sold	4,097	3,414	10,867	7,696

Gross profit	780	556	2,259	1,688
Selling, general and administrative expenses	777	658	2,381	2,488
Depreciation and amortization	46	55	138	168

Loss from operations	(43)	(157)	(260)	(968)
Other expense	14	9	32	21
Interest income	(29)	(3)	(106)	(5)

Loss before income tax expense (benefit)	(28)	(163)	(186)	(984)
Income tax expense (benefit)	3	(65)	(50)	(378)

Net loss applicable to common stockholders	$ (31)	$ (98)	$ (136)	$ (606)

Net loss per common share - basic	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.12)

Weighted average number of common shares outstanding - basic	4,896	4,896	4,896	4,896

See the accompanying notes to consolidated condensed financial statements.
4

INFOTECH USA, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY For the Nine Months Ended June 30, 2004 (In thousands) (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total Stockholders' Equity

	Number	Amount	Number	Amount			Number	Amount

Balance, September 30, 2003	–	$ –	5,757	$ 58	$ 6,653	$ 1,801	(861)	$ (918)	$ 7,594
Net loss	–	–	–	–	–	(136)	–	–	(136)

Balance, June 30, 2004	–	$ –	5,757	$ 58	$ 6,653	$ 1,665	(861)	$ (918)	$ 7,458

See the accompanying notes to consolidated condensed financial statements.
5

INFOTECH USA, INC. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	For the Nine Months Ended June 30,

	2004	2003
Cash flows from operating activities
Net loss	$ (136)	$ (606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	168
Deferred income taxes	(50)	(378)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,491)	(1,257)
Decrease in inventories	49	65
Increase in other current assets	(81)	(116)
Increase in other assets	–	(3)
(Decrease) increase in accounts payable and accrued expenses	(221)	922

Net cash used in operating activities	(1,792)	(1,205)

Cash flows from investing activities
Capital expenditures	(37)	(18)
Payments received on notes receivable - other	–	18
Payments received on (loan to) Parent Company	13	(1,000)
Proceeds from disposition of property and equipment	6	–

Net cash used in investing activities	(18)	(1,000)

Cash flows from financing activities
Payments on capital lease obligation	(19)	(16)
Borrowings on Wells Fargo line of credit	1,212	–
Net payments on Parent Company line of credit	–	(34)

Net cash provided by (used in) financing activities	1,193	(50)

Net decrease in cash and cash equivalents	(617)	(2,255)

Cash and cash equivalents - beginning of period	855	3,398

Cash and cash equivalents - end of period	$ 238	$ 1,143

See the accompanying notes to consolidated condensed financial statements.
6

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

1.    Basis of Presentation

        In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2004, their results of operations for the three and nine months ended June 30, 2004 and 2003, changes in stockholders’ equity for the nine months ended June 30, 2004 and cash flows for the nine months ended June 30, 2004 and 2003. Information included in the consolidated condensed balance sheet as of September 30, 2003 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2003 (the “10-K/A”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K/A.

        The consolidated results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending September 30, 2004.

2.    Principles of Consolidation

        The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.    Inventories

        Inventories at June 30, 2004 and September 30, 2003 consist of:

	June 30, 2004	September 30, 2003

Finished goods	$ 101	$ 159
Allowance for excess and obsolescence	(30)	(39)

Totals	$ 71	$ 120

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

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

        At June 30, 2004 and 2003, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	2004	2003
Employee stock options	3,855	3,660
Warrants (exercisable at $0.5775 per share)	300	300

Totals	4,155	3,960

        Since the Company had net losses for the three and nine months ended June 30, 2004 and the three and nine months ended June 30, 2003, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive

5.     Stock-Based Compensation

        The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company’s historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss - as reported	$ (31)	$ (98)	$ (136)	$ (606)
Deduct total stock-based employee compensation
expense determined under a fair value based
method for all awards, net of related tax effects	(71)	(23)	(116)	(68)

Net loss - pro forma	$ (102)	$ (121)	$ (252)	$ (674)

Net loss per share:
Basic - as reported	$ (.01)	$ (.02)	$ (.03)	$ (.12)
Basic - pro forma	$ (.02)	$ (.02)	$ (.05)	$ (.14)

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

        The fair value of options granted were determined using a Black-Scholes pricing model in accordance with SFAS 123, with the following assumptions used during the three and nine months ended June 30, 2004:

Risk-free interest rate	3.5%
Term	7 years
Dividend yield	0%
Volatility	43%

6.    Related Party Transaction

        On June 27, 2003, the Company loaned $1.0 million to its majority stockholder, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. On June 28, 2004, the Company and Applied Digital entered into an amendment to the loan agreement pursuant to which the Company agreed to extend the date on which the principal is due from June 30, 2004 to June 30, 2005. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of June 30, 2004, the market value of the shares of stock of Digital Angel was approximately $2,475 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with the credit agreement with Wells Fargo entered into by the Company on June 30, 2004 (see Note 7 below).

7.    Financing Agreement

        On June 30, 2004, the Company’s wholly owned subsidiary, InfoTech USA, Inc., a New Jersey corporation (“InfoTech”), entered into a credit agreement with Wells Fargo providing for a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by InfoTech or Wells Fargo. In connection with the execution of the credit agreement, InfoTech and IBM Credit, LLC (“IBM Credit”) replaced the Agreement for Wholesale Financing dated as of April 20, 1994 between InfoTech and IBM Credit with a new wholesale financing agreement which is secured by a letter of credit in the amount of $600.

        Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by InfoTech up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures InfoTech’s obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of InfoTech’s eligible accounts receivable plus (b) the amount of available funds in the Company’s deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2004, InfoTech had a borrowing base of approximately $2,841 and availability of approximately $1,032 under the credit facility.

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

        In connection with the execution of the credit agreement, InfoTech paid Wells Fargo an origination fee of $40. Each year, InfoTech will pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily unused amount under the credit facility. In addition, InfoTech must pay Wells Fargo minimum monthly interest based on minimum borrowings of $1,500. InfoTech will incur additional fees if the credit facility is terminated by Wells Fargo upon default or if InfoTech terminates the credit facility prior to its termination date. These fees are $120 during the first year of the credit facility, $60 during the second year of the credit facility and $20 after the second year of the credit facility.

        The obligations of InfoTech under the credit agreement have been guaranteed by the Company and its subsidiary, Information Technology Services, Inc., a New York corporation. In addition, the Company has pledged the stock of its subsidiaries and has assigned its rights under the loan agreement to Applied Digital. The credit facility is further secured by a first priority security interest in substantially all of the assets of InfoTech.

        The credit facility requires the Company to maintain certain financial covenants, including a book net worth (calculated without taking into account any impairment or write-down of goodwill) of at least $7,300, a debt to book net worth ratio of not more than 0.8, and a minimum net income of at least 80% of the projected cumulative net income provided by the Company to Wells Fargo. In addition, the credit facility prohibits the Company from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to the Company’s operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by the Company, without Wells Fargo’s consent.

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

RESULTS OF OPERATIONS

        We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower-than-average gross profit margins, but are often accompanied by a service arrangement, which yields higher-than-average gross profit margins.

        The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in our consolidated condensed statements of operations.

	Relationship to Revenue

	Three Months Ended June 30,		Nine Months Ended June 30,

	2004	2003	2004	2003
	%	%	%	%
Product revenue	82.5	84.0	80.4	81.6
Service revenue	17.5	16.0	19.6	18.4

Total revenues	100.0	100.0	100.0	100.0

Cost of products sold	72.9	75.7	69.9	70.5
Cost of services sold	11.1	10.3	12.9	11.5

Total cost of products and services sold	84.0	86.0	82.8	82.0

Gross profit	16.0	14.0	17.2	18.0
Selling, general and administrative expenses	15.9	16.6	18.1	26.5
Depreciation and amortization	1.0	1.4	1.1	1.8

Loss from operations	(0.9)	(4.0)	(2.0)	(10.3)
Other expense	0.3	0.2	0.2	0.2
Interest income	(0.6)	(0.1)	(0.8)	(0.0)

Loss before income tax expense	(0.6)	(4.1)	(1.4)	(10.5)
Income tax expense	0.0	(1.6)	(0.4)	(4.0)

Net loss applicable to common stockholders	(0.6)	(2.5)	(1.0)	(6.5)

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003
(in $'000 unless otherwise noted)

        Revenue for the third quarter of 2004 was 22.8%, or $907, higher than revenue for the third quarter of 2003. The increase in revenue was primarily a result of improved market conditions and our focus on high-end, Intel-based products and related technical services. Product sales for the third quarter of 2004 were 20.7%, or $689, higher than product sales for the third quarter of 2003, and service sales for the third quarter of 2004 were 34.2%, or $218, higher than service sales for the third quarter of 2003. We expect the IT market conditions to continue to improve for the remainder of the current fiscal year, and, as a result, we anticipate our sales volumes to be ahead of last fiscal year. Our focus on high-end, Intel-based products, such as storage area networks, has generated additional sales from our existing customer base and has helped us to expand our overall customer base.

        Gross profit increased by 40.3%, or $224, in the third quarter of 2004 over amounts reported for the same quarter last year. The increase in gross profit was primarily due to the overall increase in revenue. Total gross margin also increased 2.0% in the third quarter of 2004 from the third quarter of 2003. Product margin increased 1.8% in the third quarter of 2004 from the third quarter of 2003. This increase in product margin was primarily due to a greater proportion of high-end, Intel-based product sales in the third quarter of 2004 relative to the third quarter of 2003, which included one high volume low margin sale resulting in lower than usual product margins. Service gross margin also improved slightly in the third quarter of 2004, increasing 0.7% over the same period last year. Despite a competitive climate, we anticipate steady margins for products and services during the remainder of the fiscal year due to the improving IT market conditions and our continued focus on high-end, Intel-based products and services.

        Selling, general and administrative expenses for the third quarter of 2004 were 18.1%, or $119, higher than selling, general and administrative expenses for the third quarter of 2003. This increase was primarily due to an increase in the size of our workforce and an increase in sales commissions resulting from increased gross profit. During 2004, we increased the size of our sales and marketing workforce to generate and support higher sales volumes. As market conditions improve, we expect the size of our management and administrative staff to remain relatively unchanged for the remainder of 2004; however, we may change the size of our sales and technical staff as our sales volume fluctuates.

        Depreciation and amortization expense for the third quarter of 2004 decreased 16.4%, or $9, from the third quarter of 2003. The decrease was primarily a result of certain assets being fully depreciated during 2003.

        Net interest income for the third quarter of 2004 was $26 greater than net interest income for the third quarter of 2003. The increase in net interest income was the result of the loan made to our majority stockholder, Applied Digital Solutions, Inc., on June 30, 2003.

        Our net loss for the third quarter of 2004 was $67 lower than our net loss for the third quarter of 2003.

Nine Months Ended June 30, 2004 Compared to the Nine Months Ended June 30, 2003
(in $'000 unless otherwise noted)

        Revenue for the first nine months of 2004 was 39.9%, or $3,742, higher than revenue for the first nine months of 2003. The increase in revenue was primarily a result of improved market conditions and our focus on high-end, Intel-based products and related technical services. Product sales for the nine months ended June 30, 2004 were 37.9%, or $2,903, higher than product sales for the nine months ended June 30, 2003, and service sales for the nine months ended June 30, 2004 were 48.5%, or $839, higher than service sales for the nine months ended June 30, 2003. We expect the IT market conditions to continue to improve for the remainder of the current fiscal year, and, as a result, we anticipate our sales volumes to be ahead of last fiscal year. Our focus on high-end, Intel-based products, such as storage area networks, has generated additional sales from our existing customer base and has helped us to expand our overall customer base.

        Gross profit increased by 33.8%, or $571, in the first nine months of fiscal year 2004 over amounts reported for the same period last year. The increase in gross profit was primarily due to the overall increase in revenue. However, total gross margin decreased 0.8% for the first nine months of 2004 from the first nine months of 2003. Product margins decreased 0.4% in the first nine months of 2004 from the first nine months of 2003, and service margins decreased 3.8% in the first nine months of 2004 from the first nine months of 2003. The drop in total gross margin in the first nine months of 2004 compared to the corresponding period for 2003 was the result of competitive pressures, which affected our pricing, and the underutilization of technicians and engineers in the first quarter of fiscal year 2004. Despite a competitive climate, we anticipate steady margins for products and services during the remainder of the fiscal year due to the improving IT market conditions and our continued focus on high-end, Intel-based products and services.

        Selling, general and administrative expenses for the first nine months of 2004 were 4.3%, or $107, lower than selling, general and administrative expenses for the first nine months of 2003. This decrease was primarily due to savings resulting from reductions in the size of our workforce in the second and third quarters of 2003. The decrease was offset in part by a $70 accrual made in the first quarter of 2004 in connection with ongoing legal proceedings and an increase in the size of our workforce during the third quarter of 2004 to generate and support higher sales volumes. As market conditions improve, we expect the size of our management and administrative staff to remain relatively unchanged for the remainder of 2004; however, we may change the size of our sales and technical staff as our sales volume fluctuates.

        Depreciation and amortization expense for first nine months of 2004 decreased 17.9%, or $30, from the first nine months of 2003. The decrease was primarily a result of certain assets being fully depreciated during 2003.

        Net interest income for the first nine months of 2004 was $101 greater than net interest income for the first nine months of 2003. The increase in net interest income was the result of the loan made to Applied Digital on June 30, 2003.

        Our net loss for the first nine months of 2004 was $470 lower than our net loss for the first nine months of 2003.

Liquidity and Capital Resources
(in $'000 unless otherwise noted)

        Our current ratio at June 30, 2004 was 2.24 compared to 2.97 at September 30, 2003. Working capital at June 30, 2004 was $3,421 compared to $3,496 at September 30, 2003, a decrease of $75.

        Cash used in operating activities in the first nine months of 2004 was $1,792 compared to cash used in operating activities in the first nine months of 2003 of $1,205. The cash used in operating activities during the nine months ended June 30, 2004 was primarily a result of an increase in accounts receivable, a decrease in our accounts payable and our net loss. The increase in accounts receivable was a result of the increase in sales and the decrease in accounts payable and accrued expenses was a result of the payment of the majority of the amount due to IBM Credit required to complete the closing of the credit facility with Wells Fargo. The cash used in operating activities during the nine months ended June 30, 2003 was primarily a result of our net loss, an increase in accounts receivable and an increase in other current assets offset, in part, by an increase in accounts payable and accrued expenses.

        Cash used in investing activities was $18 for the first nine months of 2004 compared to $1,000 for the same period last year. Cash used in investing activities during the nine months ended June 30, 2004 was primarily a result of capital expenditures, which was somewhat offset by a loan payment made on the loan to Applied Digital. The cash used in investing activities of $1,000 for the nine months ended June 30, 2003 was primarily a result of the loan made to Applied Digital.

        Cash provided by financing activities for the nine months ended June 30, 2004 was $1,193 compared to cash used in financing activities was $50 for the nine months ended June 30, 2003. The cash provided by financing activities in the nine months ended June 30, 2004 was primarily a result of borrowings under our new credit facility with Wells Fargo. This was somewhat offset by payments made on our capital lease obligation. The cash used in financing activities in the nine months ended June 30, 2003 resulted primarily from net repayments on line of credit with Applied Digital and payments made on our capital lease obligation.

        Our business activities are capital intensive and, consequently, we finance our operations through financing arrangements with Wells Fargo and IBM Credit. Failure to obtain adequate product financing on a timely basis could have a material adverse affect on our business, results of operations, financial condition and cash flows. Our current financing agreement with Wells Fargo provides for a $4,000 credit facility. See Note 7 to our unaudited condensed consolidated financial statements for the quarter ended June 30, 2004 contained in Part I, Item 1 – Consolidated Condensed Financial Statements for more information about our financing arrangements with Wells Fargo and IBM Credit.

        Borrowings under the Wells Fargo financing arrangement amounted to $1,212 at June 30, 2004, and borrowings under the IBM Credit arrangement amounted to $469 at September 30, 2003. An upward trend in our borrowing has developed in recent quarters as a result of a need to provide working capital for our growing business.

        We believe that our present financing arrangements with Wells Fargo and IBM Credit and our current cash position will provide us with sufficient capital to fund our operations and capital expenditures through at least June 30, 2005. Our long-term capital needs may require additional sources of credit.

        We are still in the process of defending the allegations raised against us by our former president, chief executive officer, chief operating office and director, Anat Ebenstein, a description of which is provided under Part I, Item 3 – Legal Proceedings in our Annual Report on Form 10-K/A for the year ended September 30, 2003. We cannot provide any assurance that we will be successful in defending the pending litigation. An unfavorable outcome in that action, however, may result in a material adverse effect on our liquidity, financial position or results of operations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. For InfoTech USA, borrowings under the financing agreement with Wells Fargo are at the prime rate plus 3%. We do not have any investments in any instruments that are sensitive to changes in the general level of U. S. interest rates.

        Due to the nature of our borrowings, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

ITEM 4.      CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in our reporting system. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

        On April 30, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 disclosing an April 27, 2004 agreement between IBM Credit and the Company, where IBM agreed to extend the termination date of the credit agreement from April 9, 2004 to June 18, 2004.

        On June 22, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 disclosing a June 18, 2004 agreement between IBM Credit and the Company, where IBM agreed to extend the termination date of the credit agreement from June 18, 2004 to July 15, 2004.

        On July 8, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 disclosing a new credit facility between Wells Fargo and our wholly-owned subsidiary, InfoTech USA, Inc. a New Jersey Corporation (“InfoTech”). The agreement replaced the agreement between InfoTech and IBM Credit, LLC dated April 20, 1994.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFOTECH USA, INC.

August 12, 2004	By:	/s/ J. Robert Patterson
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

EXHIBITS

Exhibit Number	Description
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

10.1

Credit and Security Agreement, dated June 29, 2004, by and among InfoTech USA, Inc., InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.2

Guaranty by Corporations, dated June 29, 2004, by and among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.3

Stock Pledge Agreement, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.4

Collateral Assignment of Note, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.5

Agreement for Wholesale Financing, dated June 30, 2004, by and between IBM Credit, LLC and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.6

First Amendment to Loan Documents, dated June 28, 2004, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed with the Commission on July 8, 2004)

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