Form 10-K
period 2004-09-30
INFOTECH USA INC
filed 2004-12-29
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission file number: 0-22693

InfoTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey 07004	(973) 227-8772
(Address of principal executive offices) (Zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of our common stock held by non-affiliates computed by reference to the average bid and asked prices of our common stock on March 31, 2004 was $1,321,919. For purposes of this calculation only, directors, executive officers and the principal controlling stockholder of the registrant are deemed to be affiliates.

The number of shares outstanding of each class of our common equity as of December 21, 2004 is as follows:

Class of Common Equity	Number of Shares

Common Stock, par value $.01 per share	4,895,998

Certain portions of the registrant’s definitive proxy statement in connection with the 2005 annual meeting of stockholders which will be filed with the Securities and Exchange Commission on or before January 28, 2005 are incorporated by reference in Part III of this Form 10-K.

i

Forward-Looking Statements And Associated Risk

Certain statements in this Annual Report, and the documents incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our continued ability to develop our service offerings;

•	the ability to hire and retain skilled personnel;

•	the continued development of our technical, manufacturing, sales, marketing and management capabilities;

•	relationships with and dependence on technological partners;

•	uncertainties relating to economic conditions where we operate;

•	uncertainties relating to government and regulatory policies;

•	uncertainties relating to customer plans and commitments;

•	rapid technological developments and obsolescence in the industries in which we operate and compete;

•	potential performance issues with suppliers and customers;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	the highly competitive environment in which we operate;

•	potential entry of new, well-capitalized competitors into our markets;

•	our ability to maintain available sources of financing; and

•	changes in our capital structure and cost of capital.

The words “believe,” “expect,” “plan”, “anticipate,” and “intend” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I
ITEM 1.  BUSINESS

General

We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, Inc., we are a full service provider of information technology, or IT, services and products. We specialize in tailoring our approach to the individual customer needs. We operate principally in one segment, the IT segment, whereby, we provide IT consulting, networking, remote access, procurement, storage area networks, deployment, integration and migration services. We also provide on-going system and network maintenance services.

During 2004, we continued to advance our business plan of developing a customer-oriented IT solutions-based business model that combines a mix of IT services and products aimed at addressing our customer’s specific needs. To that end, we continue to employ two basic strategies to broaden the IT expertise we offer our customers. First, we build on our investment in high quality personnel by focusing on continuous training in order to achieve higher technical and sales certification levels from the manufacturers of high-end IT products. The advancement of our certification levels enables us to offer a greater variety of high-end IT products and services to our customers. Second, we continue to develop strategic alliances with outside technical service firms and manufacturers of high-end IT products allowing us to offer a wider array of IT products and services to our customers.

A significant percentage of our revenue is derived from sales to educational institutions, the legal and financial community, medical facilities, museums, and New York City governmental agencies. However, our customer base also includes retailers, manufacturers and distributors. Our customers include:

American Federation of Arts	Polytechnic University
Centenary College	Risk Enterprise Management
City of New York	Somerset Medical Center
GAF Materials Corporation	St. Joseph’s Hospital
Hackensack University Medical Center	Suburban Propane
IBM Corporation	Sun Chemical Corporation
International Council of Shopping Centers	Toys R Us
Kings County	Valley Hospital
Lowenstein Sandler	Weehawken Board of Education
Museum of Modern Art

All of our revenue is derived from U.S.-based customers.

During 2004, three customers, Hackensack University Medical Center, GAF Material Corporation and IBM Corporation, accounted for 28%, 17% and 8% of our total revenue, respectively. During 2003, three customers, Hackensack University Medical Center, GAF Material Corporation and Centenary College, accounted for 21%, 18% and 12% of our total revenue, respectively. All of our top three customers for 2004 continue to be active customers. However, the loss of significant orders from these three customers or our failure to receive orders from existing or new customers on a continuous basis in the future may have a material adverse effect on our results of operations or financial condition.

Strategy

InfoTech has been in the business of delivering state-of-the-art IT solutions since 1980, and we have built extensive expertise in the IT arena. As emerging technologies redefine business models every day, we seek to help businesses identify cutting edge technology solutions that will give them a competitive edge. We maintain a solution-based approach aimed at enabling our customers to solve specific business problems, improve efficiency, reduce costs and improve security. We believe our dedication to the development of strategic alliances with providers of high-end products and services, combined with the continuous development for our highly skilled, certified personnel, gives us the ability to help any business plan for the integration, implementation, and support of these evolving technologies today and in the future.

Market

We primarily target small to medium-sized businesses. We also continue to focus on expanding the relationships we have with larger customers and on searching for new opportunities in the Fortune 1000 market. We believe the area for the greatest potential growth will continue to be the small to medium-sized customers. We believe these customers are less likely to have the expertise necessary to address their IT needs. We continue to identify those companies that will benefit from our solution-based model and to target those industries in which we have previously been successful, including educational institutions, the legal and financial community, medical facilities, manufacturers and New York City governmental agencies. Geographically, we continue to focus on the New York City metropolitan area.

Services

As a full service IT provider, we offer a wide variety of IT services and products that we tailor for the unique IT needs of our customers. From the most basic installation to the most complex enterprise network implementation, our goal is to provide a turnkey solution to today’s IT needs.

The following descriptions highlight the primary services we offer:

Server Consolidation:

We offer a wide range of file server installation services designed to meet each client’s unique office automation environment. Our implementation services provide the customer with a choice of service plans ranging from a basic file server set up and testing to more complex high availability IT environments.

LAN/WAN Consulting Services:

We provide many network and system design services including specifications needs, requests for proposals, development and distribution evaluation, hardware selection, application and system needs analysis, infrastructure design, disaster recovery planning and contingency planning services, migration services, consolidation strategies and IT technology transfer.

Messaging and Collaboration Services:

Our electronic messaging and collaboration services give our customers the needed expertise in designing and upgrading electronic communication systems. Electronic messaging now means creating, storing and sharing documents and workflow within one reliable, secure system.

Asset Acquisition and Management:

InfoTech provides a virtually transparent supply chain for the procurement of cutting edge information technology assets. We believe our total acquisition and support model is one of the most flexible and cost-effective models in the industry since we are able to partner with multiple, high-end technology distributors.

Call Center:

We offer basic hardware and software support services on an as needed and fixed price basis enabling our customers to choose the amount of support required to ensure optimum IT usability.

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

Warranty & Maintenance Support:

As an authorized service provider for Hewlett Packard, IBM, Lexmark and other manufacturers, we provide warranty support services for installed systems and network computing environments. We honor the manufacturers’ warranties during the manufacturers’ warranty periods. Our maintenance agreements provide complete coverage for customers’ systems and network infrastructure environments, from server-based technologies, communications devices and management tools to desktop computers and all associated peripherals.

Partners

InfoTech is a certified business partner of many of today’s leading information technology manufacturers. We are authorized to market products from Citrix, Cisco, Hewlett Packard, IBM, Lexmark, Microsoft, 3Com, and VM Ware.

Growth Strategy

Our strategy is to be a leading provider of integrated IT services and products that add significant and measurable business value to small to medium-sized companies, Global 1000 companies and other organizations. The following are the key elements of our strategy:

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

We believe that our expertise in specific industry groups and industry-specific solutions considerably enhances our ability to help companies gain competitive advantages. In each of our industry groups, we employ industry experts, pursue targeted sales and marketing, develop industry-specific offerings and capitalize on referrals from existing customers. We will continue to emphasize this focus and will seek to expand the scope of our industry expertise.

Hire and Retain Skilled Professionals

We believe our ability to deliver sophisticated IT solutions distinguishes us from other professional services providers. To deliver these services, we must continue hiring and retaining skilled professionals in all disciplines and fostering collaboration among them.

We have a dedicated organizational development team that initiates and oversees the training and development of our professionals. Key organizational development initiatives include a comprehensive orientation and training program for all new employees. Under this program, we provide ongoing technical and project management training as well as career path management and guidance. We are committed to recruiting and hiring quality professionals and to maintaining a culture that motivates our staff while cultivating collaboration and retention. In 2004, we hired two new sales engineers, each with several years of IT experience.

Evolving Methodology

We believe that continued evolution of our methodology will strengthen our competitive position. We enhance our methodology by incorporating best practices identified over numerous engagements. Through a continuous improvement program of standardized and comprehensive project launches and project-end review sessions, we continually update project methodologies in real-time. Additionally, trend analyses of project reviews and customer satisfaction surveys provide valuable feedback for process improvements. As a result of this approach, our customers benefit from our cumulative experience. We will continue to enhance our process by updating the methodologies used to deliver high quality solutions to customers on time and on budget.

Strategic Alliances

We believe our relationships with leading technology partners provide increased visibility and sales opportunities. We currently maintain strategic partnerships and alliances with Cisco, Citrix, Hewlett Packard, IBM, Microsoft, 3Com, and VM Ware.

Sales and Marketing

Our sales and marketing team continues to grow and develop. In the past year, we hired two sales engineers, and more recently added a VP of Technology and Business Development who will be directing the sales engineers and implementation teams in all facets. Our sales force continues to complete manufacturer’s authorization programs to give them the needed expertise in a continually changing environment. The completion of the training programs by our sales force has enabled our company to gain new manufacturer’s certifications required to sell the higher-end product lines we are pursuing in our overall strategy. For example, we have earned the Cisco Premier Certified Partner level qualifying us to sell high-end connectivity products and the HP EVA SAN Certification enabling us to sell enterprise storage area networks. More recently we completed the VMware certification, enabling us to reach into larger enterprise customers looking to downsize from mainframes to more economical blade servers.

Additionally, we will continue to co-sponsor quarterly marketing campaigns with our technology partners. We have scheduled several events for the next two quarters with VMware, Citrix, HP and Lexmark designed to reach new customers. Additionally, we continue to use our website and our marketing brochures to promote our company and its services. Our marketing brochures have been very successful in promoting the InfoTech brand and have brought a higher level of professionalism to our sales and marketing team.

Competition

We compete in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Our primary competitors are Alphanet, AMC Computers, Delta Computec Inc, Ergonomic Group, En Pointe Technologies, Inc., Gotham, Vicom, Inc. and Westwood Computers. Additionally, we expect to face further competition from new market entrants and possible alliances between competitors in the future.

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

Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities. While there can be no assurance that we will be able to continue to compete successfully with existing or new competition, we believe that we currently compete favorably due to our size and our focus on certain industry markets. InfoTech competes in one of the world’s largest IT markets, the New York City metropolitan area. Our total market share is less than 1%, and we focus primarily on small to medium-sized businesses in a few specific industries. Being a small company and focusing on few specific industries gives us a competitive advantage in the following ways:

•  We are a relatively small company, and, as a result, we believe we are more easily able to adapt to individual customer needs allowing us to tailor our product and service delivery in a way that serves them best.

•  Being relatively small also enables us to foster close, long-term relationships with our customers across all levels of their organization.

•  Focusing on a few specific industries provides us with a better understanding of the needs of customers in those industries.

•  We believe we have developed an excellent reputation in the specific industries in which we compete. This reputation provides us with referral business as well as strong, relevant reference accounts when pursuing new clients in those industries.

EMPLOYEES

As of December 21, 2004, we employed 31 full-time employees and 3 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

Customers typically do not place recurring “long-term” orders with us, resulting in a limited order backlog at any point in time. Our backlog was approximately $890,000 and $640,000 at December 15, 2004 and 2003, respectively. Given the lack of recurring orders from existing customers, our failure to receive orders from existing or new customers on a continuous basis in the future would have a material adverse effect on our financial condition, results of operations and cash flows.

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

AVAILABLE INFORMATION

Our internet address is www.infotechusa.com. Our internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. We make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, through our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Commission. You may access these filings via the hyperlink to the Commission’s website that we provide on our website.

ITEM 2.  PROPERTIES

We lease 458 square feet of general office space in New York City at an annual rental of $63,000 pursuant to a one-year lease. This lease expires on October 31, 2005. This location adequately serves our needs and is approximately 95% utilized.

We lease 9,661 square feet of general office space in Fairfield, New Jersey at an annual rental of $157,000 pursuant to a five and a half year lease. This lease expires on December 27, 2005. This location adequately serves our needs and is approximately 75% utilized.

ITEM 3.  LEGAL PROCEEDINGS

On October 22, 2002, Anat Ebenstein, our former President, Chief Executive Officer and director, filed a complaint against us, Applied Digital and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages arising from an alleged improper termination. The action is currently in the final stages of a negotiated settlement and is not expected to go to trial. However, we cannot provide any assurance that we will be successful in our attempts to negotiate a favorable settlement, and, if the case proceeds to trial, we cannot provide any assurance that we will be successful in defending against these allegations. We believe that a portion of any ultimate damages may be covered under our employment practices liability insurance. As of September 30, 2004, we have accrued the full amount of the insurance deductible of $250,000. An unfavorable outcome in this action, however, may result in a material adverse effect on our liquidity, financial position or results of operations.

We are not subject to any environmental or governmental proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

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

	High	Low
2003
First Quarter	$ 0.41	$ 0.16
Second Quarter	0.27	0.13
Third Quarter	0.36	0.13
Fourth Quarter	0.27	0.17
2004
First Quarter	$ 0.30	$ 0.18
Second Quarter	0.33	0.21
Third Quarter	0.45	0.25
Fourth Quarter	0.44	0.34

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our common stock may be made by our Board of Directors from time to time in the exercise of its business judgment. Our financing agreement with Wells Fargo contains restrictions on our ability to declare and pay dividends.

Holders

As of December 21, 2004, there were 54 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below, insofar as they relate to the five years ended September 30, 2004, are derived from, and are qualified by reference to, our audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 2000, 2001 and 2002 and for the years ended September 30, 2000 and 2001 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

Consolidated Statement of	For the Year Ended September 30,
Operations Data:	2004		2003	2002	2001	2000
	(amounts in thousands, except per share amounts)

Total revenue	$16,684		$13,608	$25,182	$36,261	$40,690
Cost of sales	13,845		11,154	20,765	30,076	36,117
Gross profit	2,839		2,454	4,417	6,185	4,573
Operating expenses	4,024	(1)	3,555	4,447	6,879	6,719
Loss from operations	(1,185)		(1,101)	(30)	(694)	(2,146)
Interest income (expense)	95		36	(274)	(272)	(147)
Other (expense) income	(46)		(26)	(223)	102	102
Loss before income taxes	(1,136)		(1,091)	(527)	(864)	(2,191)
Income tax (expense) benefit	(1,545	)(2)	447	115	159	231

Net loss	$(2,681)		$(644)	$(412)	$(705)	$(1,960)

Per Share Data:

Net loss per share – basic	$(0.55)		$(0.13)	$(0.08)	$(0.15)	$(0.42)

Weighted average number
of shares outstanding – basic	4,896		4,896	4,896	4,823	4,694

Consolidated Balance Sheet Data:
	As of September 30,
	2004		2003	2002	2001	2000
Working capital	$3,103		$3,496	$4,081	$4,494	$6,063
Total assets	7,005		9,368	9,757	19,071	15,630
Short term debt	907		126	148	1,954	279
Long term debt	–		–	21	2,440	999
Stockholders’ equity	4,913		7,594	8,238	8,650	9,208

(1)    In the fourth quarter of 2004, we recorded an impairment charge of $701 related to goodwill.
(2)    In the fourth quarter of 2004, we recorded an impairment charge of $1,550 related to deferred tax assets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations.

	Years Ended September 30,
	2004	2003	2002
	%	%	%
Total revenue	100.0	100.0	100.0
Cost of sales	-83.0	-82.0	-82.5
Gross profit	17.0	18.0	17.5
Operating expenses	-24.1	-26.1	-17.6
Loss from operations	-7.1	-8.1	-0.1
Interest income (expense)	0.6	0.3	-1.1
Other (expense) income	-0.3	-0.2	-0.9
Loss before income taxes	-6.8	-8.0	-2.1
Income tax (expense) benefit	-9.3	3.3	0.5
Net loss	-16.1	-4.7	-1.6

Fiscal Year 2004 Compared to Fiscal Year 2003
(in $’000s)

Sales for fiscal year 2004 increased to $16,684 from $13,608 an increase of $3,076, or 22.6% over fiscal year 2003. The increase in revenue was primarily a result of improved market conditions and our focus on high-end, Intel-based products and related technical services. Products sales for 2004 increased $2,360, or 21.3%, compared to 2003, and service sales for 2004 increased $716, or 28.2%. Market conditions continue to be good and we expect our sales volumes for both product and service sales to continue to improve in the coming fiscal year. Our focus on high-end, Intel-based products, such as storage area networks, has generated additional sales from our existing customer base and has helped us to expand our overall customer base throughout fiscal year 2004.

Gross profit also increased in fiscal year 2004 to $2,839 from $2,454 in fiscal year 2003, an increase of $385 or 15.7%. The increase in gross profit was primarily a result of increased revenue. Total gross margin decreased slightly from 18.0% in fiscal year 2003 to 17.0% in fiscal year 2004. Product margins decreased from 13.9% in fiscal year 2003 to 13.3% in fiscal year 2004, and service margins dropped from 36.1% in 2003 to 32.3% in 2004. The decrease in our product margin was mainly a result of competitive pressures, which affected our pricing throughout the year. The decrease in our service margins was primarily a result of the underutilization of technicians and engineers in the first quarter of fiscal year 2004. Despite the competitive climate, we anticipate margins for products and services to hold at the current levels in fiscal year 2005 due to the improved IT market conditions and our continued focus on high-end, Intel-based products and services.

Selling, general and administrative expenses decreased in fiscal year 2004 to $3,139 from $3,332 in fiscal year 2003, a decrease of $193 or 5.8%. This decrease was primarily due to savings resulting from reductions in the size of our workforce in the second and third quarters of 2003. The decrease was offset in part by a $70 accrual made in the first quarter of 2004 in connection with ongoing legal proceedings, and an increase in the size of our workforce during the third quarter of 2004 to generate and support higher sales volumes. As favorable market conditions continue, we may need to increase the size of our sales and technical staff if our sales volume continues to improve, however, we expect the size of our management and administrative staff to remain relatively unchanged for fiscal year 2005. Additionally, in 2005 accounting fees are expected to increase for expenses associated with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense for fiscal year 2004 decreased $39, or 17.5%, from $223 in fiscal year 2003 to $184 in fiscal year 2004. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2003.

In the fourth quarter of 2004, following an independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we determined that there has been an impairment of $701 of our long-lived assets. The impairment was calculated using projections we compiled based on estimates of our future cash flows taking into account our history of operating losses and the overall volatility in the IT industry.

Loss from operations for fiscal year 2004 was $1,185 compared to $1,011 in fiscal year 2003. This loss from operations was primarily a result of a non-recurring charge resulting from the goodwill impairment of $701 noted above.

Other expense in fiscal year 2004 increased $20, or 76.9% to $46 from $26 in fiscal year 2003.

Interest income for fiscal year 2004 increased to $95 compared to $36 in fiscal year 2003. This was primarily due to having a full year of interest income, in 2004 from the loan made to Applied Digital on June 30, 2003, compared to only 3 months of interest income last fiscal year. The additional interest income was somewhat offset by interest expense incurred from the Wells Fargo credit facility. Our interest expense should show increases going forward because the Wells Fargo facility should be in effect for an entire year in 2005. Additionally, the loan made to Applied Digital Solutions is scheduled to be repaid on June 30, 2005, which will reduce interest income.

Income tax expense for fiscal year 2004 was $1,545 compared to an income tax benefit of $447 in 2003. The income tax expense for fiscal year 2004 was due to a valuation allowance made to our deferred tax asset.

Our net loss for fiscal year 2004 was $2,681 compared to a net loss of $644 in fiscal year 2003. The increase in our net loss is primarily attributable to the non-recurring charges related to the impairment of our goodwill of $701 and the increase in the valuation allowance related to our deferred tax asset which resulted in an income tax expense of $1,545.

Fiscal Year 2003 Compared to Fiscal Year 2002
(in $’000s)

Sales for fiscal year 2003 decreased approximately 46.0%, or $11,574, to $13,608 from $25,182 in fiscal year 2002. The decrease in revenue was primarily a result of lower product sales, which declined by $11,195, or 50.3%, to $11,071 from $22,266. Service revenue also fell $379, or 13.0%, to $2,537 from $2,916 in 2002. The decrease in product and service sales was a result of an industry wide soft market that existed throughout the year. Additionally, our product sales declined as a result of our decision in April 2002 to cease selling the lower margin Unix based computer hardware, which offered little opportunity for related technical services, and focus on the higher margin Intel based products, which provide us with the opportunity to sell related technical services. With the IT market conditions improving and the transition to focus on higher margin Intel based products complete, we expect sales volumes to begin increasing in the coming fiscal year.

Gross profit declined by 44.4%, or $1,963, in fiscal year 2003 to $2,454 from $4,417 in fiscal year 2002. The decrease in gross profit was primarily due to the overall decrease in revenue. Overall gross margin increased from 17.5% in 2002 to 18.0% in 2003. This was primarily a result of the greater proportion of higher margin services sales in 2003 compared to 2002. Product gross profit percentage was 13.9% in 2003 compared to 13.8% in 2002. Service gross profit percentage was 36.1% in fiscal year 2003 compared to 46.4% in fiscal year 2002. The drop in service gross profit percentage in 2003 was mainly due to the under utilization of technicians and engineers during the year. The service gross profit percentage is expected to improve in the coming year as we experience a higher utilization rate of our technicians and engineers due to the improving IT market conditions and our focus on higher end products and related services.

Selling, general and administrative expenses decreased $847, or 20.3%, to $3,332 for fiscal year 2003, compared to $4,179 in fiscal year 2002. The reduction in expense was primarily due to reductions in our workforce in October 2002, January 2003 and again in March 2003, reducing the total number of our employees by thirteen. Additionally, commissions were lower as a result of the decline in our sales volume. These reductions were somewhat offset by an incremental legal accrual of $110. In the coming year, as market conditions improve, our management and administrative staff is expected to be sufficient, however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

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

Liquidity and Capital Resources
(in $’000s)

Cash used in operating activities in fiscal 2004 was $1,316 compared to cash used in operating activities of $1,809 in fiscal year 2003 and cash provided by operating activities of $3,365 in fiscal year 2002. The cash used in operating activities in 2004 was primarily a result of our operating loss, an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable in 2004 was due to the overall increase in sales volume in fiscal year 2004. The decrease in accounts payable and accrued expenses was primarily a result of reduced outstanding balance with IBM Credit. The cash used in operating activities during 2003 was primarily a result our net loss and the increase in accounts receivable. This was somewhat offset by an increase in accounts payable. The increase in accounts receivable was mainly due to a large sale to one of our customers near the end of fiscal year 2003. The cash provided by operating activities during 2002 was primarily a result of a large reduction in accounts receivable and inventories. This was somewhat offset by a reduction in accounts payable and funding the net loss for the year. The large reduction in accounts receivable was due to the collection of receivables from large sales at the end of fiscal year 2001 that were not repeated at the end of fiscal year 2002.

Cash used in investing activities in fiscal year 2004 was $29 resulting from capital expenditures which was somewhat offset by a partial repayment of the loan made to Applied Digital and proceeds from disposal of equipment for its approximate carrying value. Cash used in investing activities in fiscal year 2003 of $691 was primarily a result of the $1,000 loan made to Applied Digital. This was somewhat offset by the decrease in cash surrender value of life insurance stemming from the surrender of an insurance policy. Cash provided by investing activities of $2,447 in fiscal year 2002 was primarily the result of the sale of the Shirley, New York facility.

Net cash provided by financing activities was $781 and was primarily a result of net borrowings on our line of credit with Wells Fargo. Net cash used in financing activities was $43 and $4,225 for the fiscal years 2003 and 2002, respectively. The net cash used in 2003 was a combination of payments of long-term debt and payments made to Applied Digital on the line of credit. The net cash used in 2002 was primarily related to the repayment of the notes payable to Applied Digital for the purchase of InfoTech USA.

Our business activities are capital intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect as of September 30, 2004, provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2004, we had a borrowing base of approximately $1,766 and availability of approximately $354 under the credit facility.

In connection with the execution of the credit agreement, we paid Wells Fargo an origination fee of $40. Each year, we will pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. In addition, we must pay Wells Fargo minimum monthly interest based on minimum borrowings of $1,500. We will incur additional fees if Wells Fargo terminates the credit facility upon default or if we terminate the credit facility prior to its termination date. These fees are $120 during the first year of the credit facility, $60 during the second year of the credit facility and $20 after the second year of the credit facility.

The obligations under the credit agreement have been guaranteed by both of our subsidiaries and by us. In addition, we have pledged the stock of our subsidiaries and assigned our rights under the loan agreement to Applied Digital. The credit facility is further secured by a first priority security interest in substantially all of our assets.

The credit facility requires us to maintain certain financial covenants, including, for fiscal year 2004, a book net worth (calculated without taking into account any impairment or write-down of goodwill) of at least $7,300, a debt to book net worth ratio of not more than 0.8, and a minimum net income of at least 80% of the projected cumulative net income provided by us to Wells Fargo. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent.

Borrowing under the Wells Fargo line of credit amounted to $812 at September 30, 2004. Borrowing under the IBM Credit financing arrangement amounted to $346 and $469 at September 30, 2004 and 2003, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo and IBM Credit, and current cash position will be sufficient to fund our operations and capital expenditures through at least September 30, 2005. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

As described below under Item 9B – Other Information, which description is incorporated herein by reference, on December 2, 2004, we notified Wells Fargo that as of and for the fiscal year ended September 30, 2004, we were not in compliance with the covenants for book net worth and cumulative net income contained in our credit agreement. Wells Fargo agreed to waive such non-compliance and, on December 24, 2004, we, and our subsidiaries entered into an amendment and waiver with Wells Fargo. We currently expect to maintain compliance with the amended financial covenants contained in our credit agreement with Wells Fargo throughout the remainder of fiscal year 2005. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them.

The table below summarizes our known contractual obligations, consisting of our operating lease commitments and our consulting agreements, as of September 30, 2004:

	Payments due by period
		Less than	1 - 3	3 -5	More than 5
	Total	1 Year	Years	Years	Years
Leases – premises	$ 264	$ 220	$ 44	–	–
Lease – equipment	7	3	4	–	–
Consulting agreement(1)	150	120	30	–	–
Totals	$ 421	$ 343	$ 78	–	–

(1)	Represents payments due under an executive consulting agreement with John H. Spielberger, our former majority stockholder.

Impact of Recently Issued Accounting Standards

In December 2003, the FASB issued revised Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46R requires companies with a variable interest in a variable interest entity to apply this guidance as of the first reporting period ending after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The adoption of the provision of FIN 46R did not have any impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.” SFAS 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123 (R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123 (R), only certain pro forma disclosures of fair value were required. SFAS 123 (R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company commencing with the quarter ending September 30, 2005.

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS 148 which amends SFAS 123. SFAS 148 provides alternate methods of transition for a voluntary change from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. However, we do not expect to make such a change. In addition, SFAS 148 amends SFAS 123 to require more prominent annual and quarterly disclosures in the financial statements about the effects of using the intrinsic value method rather than the fair value method for stock-based compensation. We have included the additional disclosures required by SFAS 148 in Note 11 to the financial statements below.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” We do not hold any material derivative instruments and do not conduct any significant hedging activities.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS 150 did not have any impact on our consolidated financial statements.

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

Critical Accounting Policies

The Securities and Exchange Commission has previously issued disclosure guidance for “critical accounting policies.” The Commission defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe it is not likely that we will be able to realize a substantial portion of the benefit of our deferred tax assets. This is primarily based on the combination of our historical losses, our loss incurred in fiscal year ended September 30, 2004, and the general outlook for the IT industry, resulting in an expectation of marginal profitability in the future. As a result we recorded a valuation allowance of $1,550 at September 30, 2004.

Valuation of Long-Lived Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Due to our historical losses, the loss incurred in fiscal year ended September 30, 2004, and the general outlook for the IT industry, we project marginal profitability in the future. Accordingly, we have determined that as of September 30, 2004, there has been an impairment of $701 of our long-lived assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. For InfoTech USA, borrowings under the financing agreement with Wells Fargo are at Wells Fargo’s prime rate plus 3%. We do not have any investments in any instruments that are sensitive to changes in the general level of U.S. interest rates.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

Amendment and Waiver to Credit Agreement
(in $’000s)

On December 2, 2004, we notified Wells Fargo that as of and for the fiscal year ended September 30, 2004, we were not in compliance with the covenants for book net worth and cumulative net income contained in our credit agreement. Under the terms of our credit agreement with Wells Fargo, we were required to have book net worth, as defined in the credit agreement, at September 30, 2004 of at least $7,300 and cumulative net loss, as defined in the credit agreement, for the fiscal year ended September 30, 2004, not to exceed $246. Wells Fargo agreed to waive such non-compliance and, on December 24, 2004, we, and our subsidiaries entered into an amendment and waiver with Wells Fargo. In connection therewith, we agreed to pay Wells Fargo a $40 waiver fee in four equal installments of $10 on each of January 3, 2005, February 7, 2005, March 7, 2005 and April 4, 2005.

Under the terms of the amendment and waiver, we are required to maintain (i) a debt to book net worth ratio, as defined in the credit agreement, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement, of at least $3,100 for each fiscal quarter and (iii) a net loss, as defined in the credit agreement, not to exceed $121 for the fiscal quarter ended December 31, 2004 and $28 for the two fiscal quarters ended March 31, 2005, a minimum net income, as defined in the credit agreement, of at least $2 for the three fiscal quarters ended June 30, 2005 and a net loss not to exceed $60 for the year ended September 30, 2005.

A copy of the amendment and waiver is filed as an exhibit to this annual report. The foregoing description of the amendment and waiver is only a summary and is qualified in its entirety by the full text of the amendment and waiver, which is incorporated by reference herein.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth under the captions “Election of Director and Ratification of Appointment of Director – Board of Directors,” “ – Legal Proceedings and Indemnification,” “ – Directorships,” “ – Board Committees and Meetings,” “ – Code of Ethics,” “ – Section 16(a) Beneficial Ownership Reporting Compliance” and “ – Executive Officers and Significant Employees” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the captions “Election of Director and Ratification of Appointment of Director – Executive Compensation,” “ – Option Grants in Last Fiscal Year,” “ – Aggregate Option Exercises in Last Fiscal Year and Year-End Values,” “ – Compensation of Directors” and “ – Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under the captions “Election of Director and Ratification of Appointment of Director – Ownership of Equity Securities,” and “ – Principal Stockholders” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance as of September 30, 2004:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	3,205,000	(1)	$0.312	3,967,000

Equity compensation plans not approved by securities holders	950,000	(2)	0.699	–

(1)	Represents 3,075,000 options which have previously been granted and which remain outstanding under our 2001 Flexible Stock Plan and 130,000 options which have previously been granted and which remain outstanding under our 1998 Stock Option Plan. Our 2001 Flexible Stock Plan initially had 2,500,000 shares of common stock reserved for issuance. This number is subject to an annual increase of 25% of the number of outstanding shares of common stock as of January 1 of each year but may not exceed 10,000,000 in the aggregate.

(2)	Represents (i) 350,000 options issued to consultants in connection with the provision of certain investment advisory services for us; (ii) 300,000 options issued in December 2000 to David A. Loppert, our former Chief Executive Officer, in connection with his employment with us and (iii) 300,000 warrants issued in December 2000 to John H. Spielberger, a former stockholder, in connection with the sale of his shares to Applied Digital Solutions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the caption “Election of Director and Ratification of Appointment of Director – Certain Relationships and Related Transactions” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements and financial statement schedules listed below are included in this report
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Financial Statement Schedule
Schedule of Valuation and Qualifying Accounts
(a)(2)	Financial statement schedules have been included in Item 15(a)(1) above.
(a)(3)	Exhibits
See Index to Exhibits filed as part of this annual report on Form 10-K.
(c)	Exhibits – Included in Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoTech USA, Inc.

By:  /s/ J. ROBERT PATTERSON
J. Robert Patterson
Vice President, Treasurer, Chief Financial Officer
and Director

Date: December 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN MCLAUGHLIN (Kevin McLaughlin)	Chairman of the Board of Directors and Secretary	December 29, 2004

/S/ SEBASTIAN F. PEREZ (Sebastian F. Perez)	Chief Operating Officer, Acting President and Chief Executive Officer (Principal Executive Officer)	December 29, 2004

/S/ J. ROBERT PATTERSON (J. Robert Patterson)	Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	December 29, 2004

/S/ CHARLES L. DOHERTY (Charles L. Doherty)	Director	December 29, 2004

/S/ JEFFREY S. COBB (Jeffrey S. Cobb)	Director	December 29, 2004

LIST OF EXHIBITS
(Item 14 (c))

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2004)

3.2
Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2004)

3.3
Certificate of Amendment of Certificate of Incorporation dated April 9, 2004 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2004)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2004)

4.1
Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001 (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 23, 2003)

10.1
Credit and Security Agreement, dated June 29, 2004, by and among InfoTech USA, Inc., InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.2
Guaranty by Corporations, dated June 29, 2004, by and among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.3
Stock Pledge Agreement, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.4
Collateral Assignment of Note, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.5	First Amendment and Waiver, dated as of December 24, 2004, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc.

10.6
Agreement for Wholesale Financing, dated June 30, 2004, by and between IBM Credit, LLC and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.7
Commercial Loan Agreement, dated June 27, 2004, between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.8
Term Note, dated June 27, 2004, issued by Applied Digital Solutions, Inc. in favor of InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.9
Stock Pledge Agreement, dated June 27, 2004, between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

18

10.10
First Amendment to Loan Documents, dated June 28, 2004, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.11*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the registrant’s definitive Proxy Statement filed with the Commission on December 27, 1999)

10.12*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive Proxy Statement filed with the Commission on December 28, 1998)

10.13*	2001 Flexible Stock Plan (incorporated herein by reference (incorporated herein by reference to Exhibit A to the Company’s definitive Proxy Statement filed with the Commission on February 28, 2001)

10.14
Sublease Agreement dated as of May 25, 2000 by and between Sungard Portfolio Solutions and Information Products Center, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 23, 2003)

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________

*	Management contract or compensatory plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
InfoTech USA, Inc.
Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of InfoTech USA, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoTech USA, Inc. and Subsidiaries as of September 30, 2004 and 2003, and their results of operations and cash flows for the years ended September 30, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J. H. Cohn LLP

Roseland, New Jersey
December 24, 2004

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
Assets
	September 30,
	2004	2003
Current Assets
Cash and cash equivalents	$291	$855
Accounts receivable (net of allowance for doubtful accounts
of $97 and $113)	3,377	2,955
Inventories	113	120
Deferred tax assets	—	44
Note receivable - Parent Company	1,000	1,013
Other current assets	414	283
Total Current Assets	5,195	5,270

Property, equipment and improvements, net	183	325

Goodwill, net	1,453	2,154

Other assets	174	1,619

Total Assets	$7,005	$9,368
Liabilities And Stockholders’ Equity

Current Liabilities
Current maturities of capital lease obligations	$—	$21
Line of credit - Wells Fargo	812	—
Amounts due to Parent Company	95	105
Accounts payable	264	146
Accrued expenses and other liabilities	921	1,502

Total Liabilities	2,092	1,774

Commitments and contingencies

Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	—	—
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares
issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
(Accumulated deficit) retained earnings	(880)	1,801
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders’ Equity	4,913	7,594

Total Liabilities and Stockholders’ Equity	$7,005	$9,368

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	For The Years Ended September 30,
	2004	2003	2002

Revenue
Product revenue	$13,431	$11,071	$22,266
Service revenue	3,253	2,537	2,916
Total revenue	16,684	13,608	25,182

Cost of sales
Cost of products sold	11,642	9,533	19,203
Cost of services sold	2,203	1,621	1,562
Total cost of products and services sold	13,845	11,154	20,765

Gross profit	2,839	2,454	4,417
Selling, general and administrative expenses	3,139	3,332	4,179
Depreciation and amortization	184	223	268
Asset impairment	701	—	—
Loss from operations	(1,185)	(1,101)	(30)
Other expense, net	46	26	223
Interest (income) expense	(95)	(36)	274
Loss before income tax expense (benefit)	(1,136)	(1,091)	(527)
Income tax expense (benefit)	1,545	(447)	(115)

Net Loss	$(2,681)	$(644)	$(412)

Net Loss Per Common Share - Basic	$(0.55)	$(0.13)	$(0.08)

Weighted Average Number Of Common Shares
Outstanding - Basic	4,896	4,896	4,896

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended September 30, 2004, 2003 and 2002
(In thousands)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-In	(Accumulated	Treasury	Stockholders’
	Number	Amount	Capital	Deficit)	Stock	Equity

Balance – October 1, 2001	5,757	$58	$6,653	$2,857	$(918)	$8,650

Net Loss	—	—	—	(412)	—	(412)

Balance – September 30, 2002	5,757	58	6,653	2,445	(918)	8,238

Net Loss	—	—	—	(644)	—	(644)

Balance – September 30, 2003	5,757	58	6,653	1,801	(918)	7,594

Net Loss	—	—	—	(2,681)	—	(2,681)

Balance – September 30, 2004	5,757	$58	$6,653	$(880)	$(918)	$4,913

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended September 30,
	2004	2003	2002
Cash flows from operating activities
Net loss	$(2,681)	$(644)	$(412)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	184	223	268
Deferred income taxes	1,545	(450)	(115)
Asset impairment	701	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(422)	(1,042)	7,496
Decrease (increase) in inventories	7	(29)	404
(Increase) decrease in other current assets	(131)	(167)	386
(Increase) decrease in other assets	(56)	—	15
(Decrease) increase in accounts payable
and accrued expenses	(463)	300	(4,677)
Net cash (used in) provided by operating activities	(1,316)	(1,809)	3,365

Cash flows from investing activities
Capital expenditures	(48)	(25)	(56)
Payments received on trade note receivable	—	18	68
Notes received for loan to Parent Company	13	(1,013)	—
Proceeds from disposition of property and equipment	6	—	2,441
Net decrease (increase) in cash surrender value of life insurance	—	329	(6)
Net cash (used in) provided by investing activities	(29)	(691)	2,447

Cash flows from financing activities
Net borrowings on Wells Fargo line of credit	812	—	—
Payments of capital lease obligations and other long-term debt	(21)	(21)	(3,405)
Net payments on Parent Company line of credit	(10)	(22)	(820)
Net cash provided by (used in) financing activities	781	(43)	(4,225)

Net (decrease) increase in cash and cash equivalents	(564)	(2,543)	1,587

Cash and cash equivalents – beginning of year	855	3,398	1,811

Cash and cash equivalents – end of year	$291	$855	$3,398

Supplemental disclosure of cash flow information
Income taxes paid	$29	$35	$74
Interest paid	70	23	321

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

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Revenue Recognition
For product sales, the Company recognizes revenue upon delivery in accordance with the applicable product’s shipping terms. The Company has no obligation for warranties on new hardware sales, because the manufacturer provides the warranties. For consulting and other services, the Company recognizes revenue based on the direct labor hours incurred for services rendered times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on the relative fair value of each element. The Company does not offer a warranty policy for services to customers. Revenues are not recognized unless prices are fixed or determinable and collectibility is reasonably assured.

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

The Company reviews the movement of inventories on an item-by-item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the need for an inventory valuation allowance. The allowance was $29, $39 and $78 as of September 30, 2004, 2003 and 2002, respectively.

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

Goodwill
The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in fiscal 2002, goodwill was amortized on a straight-line basis over 10 years. Goodwill is no longer amortized. Instead, it is tested at least annually for impairment. Goodwill is deemed to be impaired only when the carrying amount exceeds the estimated fair value, which is determined based on models that incorporate estimates of future profitability and cash flows. See Note 4 for the impact of the adoption of SFAS 142 on the consolidated financial statements and a charge for impairment in 2004.

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

Net Income (Loss) Per Common Share
The Company presents “basic” income (loss) per common share and, if applicable, “diluted” income per common share, pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic income (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Since the Company had net losses in 2004, 2003 and 2002, the assumed effects of the exercise of employee stock options for the purchase of 3,855, 4,070 and 4,970 common shares outstanding at September 30, 2004, 2003 and 2002, respectively, would have been anti-dilutive.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Cash And Cash Equivalents
The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value Of Financial Instruments
The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note receivable from the Parent Company and the line of credit borrowing approximate fair values because they bear interests at market interest rates and have a relatively short maturities. The carrying values of the cash surrender value of life insurance policies approximate fair values because the balance is recorded at the amount realizable if the policies were terminated as of the balance sheet date.

Stock-based compensation
In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company will recognize compensation costs as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the “intrinsic value method”). However, the Company will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures” (“SFAS 148”) of net income or loss as if the Black-Scholes option pricing model, which is a fair value based method of accounting for stock options under SFAS 123, had been applied if such amounts differ materially from the historical amounts.

No earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company’s historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined in 2004, 2003 and 2002 based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

	2004	2003	2002

Net loss - as reported	$(2,681)	$(644)	$(412)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(138)	—	(191)

Net loss - pro forma	$(2,819)	$(644)	$(603)

Net Loss Per Common Share:
Basic - as reported	$(0.55)	$(0.13)	$(0.08)
Basic - pro forma	(0.58)	(0.13)	(0.12)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted in 2004 and 2002:

	2004	2002

Risk-free interest rates	4.5%	3.5%
Expected option lives	8 years	4 years
Expected volatilities	109%	169%
Expected dividend yields	0%	0%

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 2 – Other Current Assets

	2004	2003

Vendor receivables (rebates and returns)	$74	$89
Prepaid expenses	219	56
Miscellaneous receivable	116	105
Other	5	33

Totals	$414	$283

Note 3 – Property, Equipment And Improvements

	2004	2003

Vehicles	$—	$24
Computer equipment	1,462	1,422
Furniture and fixtures	277	321
Leasehold improvements	69	63
	1,808	1,830
Less accumulated depreciation and amortization	(1,625)	(1,505)

Totals	$183	$325

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations in the amount of $64 at September 30, 2004 and 2003. Related accumulated depreciation amounted to $64 and $44 at September 30, 2004 and 2003, respectively. Amortization expense of capital lease assets is included in depreciation expense.

Depreciation and amortization charged to operations amounted to $184, $223 and $268 for 2004, 2003 and 2002, respectively.

On January 28, 2002, the Company sold its facilities in Shirley, New York for $2,400. The sale generated cash of approximately $1,300 after repaying the related mortgage and other transaction fees. The Company has centralized all back office and warehousing operations in its Fairfield, New Jersey location, which has become the new corporate headquarters.

Note 4 – Goodwill

Goodwill consists of the unamortized excess of cost over fair value of tangible and identifiable intangible assets of InfoTech USA, Inc. at the date of acquisition. The Company applied APB No. 16, “Business Combinations,” and used the purchase method of accounting for this acquisition in 2001. Goodwill at September 30, 2004 and 2003 consists of:

	2004	2003
Original balance	$2,339	$2,339
Less accumulated amortization	(185)	(185)
Less impairment	(701)	—

Carrying value	$1,453	$2,154

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the new standard. SFAS 142 also require an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Valuation analysis testing for goodwill impairment as of September 30, 2004 resulted in a charge of $701 for goodwill impairment.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 5 – Other Assets
	2004	2003

Long-term net deferred tax assets	$—	$1,501
Cash surrender value of life insurance policies	76	76
Other	98	42

Totals	$174	$1,619

Note 6 – Financing Arrangements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The financing agreement with IBM Credit in effect as of September 30, 2004, provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2004, the Company had a borrowing base of approximately $1,766 and availability of approximately $354 under the credit facility.

In connection with the execution of the credit agreement, the Company paid Wells Fargo an origination fee of $40. Each year, the Company must pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. Additionally, there is minimum monthly interest based on minimum borrowings of $1,500. The Company will incur additional fees if Wells Fargo terminates the credit facility upon default or if the Company terminates the credit facility prior to its termination date. These fees are $120 during the first year of the credit facility, $60 during the second year of the credit facility and $20 after the second year of the credit facility.

The obligations under the credit agreement have been guaranteed by the Company and by both of the Company’s subsidiaries. In addition, the Company has pledged the stock of its subsidiaries and assigned the rights under the loan agreement to Applied Digital. The credit facility is further secured by a first priority security interest in substantially all assets.

The credit facility requires the Company to maintain certain financial covenants, for fiscal year 2004, including a book net worth (calculated without taking into account any impairment or write-down of goodwill) of at least $7,300, a debt to book net worth ratio of not more than 0.8, and a minimum net income of at

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

least 80% of the projected cumulative net income provided by the Company to Wells Fargo. In addition, the credit facility prohibits incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by the Company, without Wells Fargo’s consent.

Borrowings under the Wells Fargo line of credit amounted to $812 at September 30, 2004. Borrowings under the IBM Credit financing arrangement amounted to $346 and $469 at September 30, 2004 and 2003, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

Management believes that the present financing arrangements with Wells Fargo and IBM Credit, and current cash position will be sufficient to fund the Company’s operations and capital expenditures through at least September 30, 2005. The Company’s long-term capital needs may require additional sources of credit. There can be no assurances that the Company will be successful in negotiating additional sources of credit for its long-term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs may materially and adversely impact its financial condition, results of operations and cash flows.

On December 2, 2004, the Company notified Wells Fargo that as of and for the fiscal year ended September 30, 2004, the Company was not in compliance with the covenants for book net worth and cumulative net income contained in the Company’s credit agreement. Wells Fargo agreed to waive such non-compliance and, on December 24, 2004, the Company and the Company’s subsidiaries entered into an amendment and waiver with Wells Fargo. Management currently expects to maintain compliance with the amended financial covenants contained in the Company’s credit agreement with Wells Fargo throughout the remainder of fiscal year 2005. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, the Company may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, the Company will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that the Company would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to the Company. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts the Company owes them.

Note 7 – Income Taxes

Income tax expense (benefit) consists of the following:

	Years Ended September 30,
	2004	2003	2002

Current	$—	$—	$—
Deferred	1,545	(447)	(115)

Totals	$1,545	$(447)	$(115)

INFOTECH, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements (Continued)

The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2004	2003	2002
	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	9	3	6
Non-deductible goodwill write-off	(183)	—	—
State income taxes, net of Federal benefits	(6)	(6)	(6)
Non-deductible deferred tax asset write-off	354	—	—
Other	(4)	(4)	12

Totals	136	(41)	(22)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2004	2003
Deferred Tax Assets:
Asset reserves	$52	$63
Investments	—	17
Accruals	102	102
Stock options	19	88
Net operating loss carryforwards	1,985	1,856
Gross deferred tax assets	2,158	2,126
Valuation allowance	(2,124)	(574)
Totals	34	1,552
Deferred Tax Liabilities - property and equipment	(34)	(7)

Net Deferred Tax Assets	$—	$1,545

The current and long-term components of the net deferred tax assets are as follows:

2003

Current net deferred tax assets	$44
Long-term net deferred tax assets	1,501

Total	$1,545

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

At September 30, 2004, the Company has net operating loss carryforwards of approximately $4,800, which will expire in varying amounts between 2022 and 2023. Utilization of the Company’s net operating losses is subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

As of September 30, 2004, management believes the Company is not likely to realize a substantial portion of the tax benefits from its deferred tax assets in subsequent years. This is based primarily on the Company’s history of losses and the Company’s susceptibility to the volatile conditions that exist in the IT market, making the likelihood of InfoTech generating taxable income in future years uncertain. Accordingly, InfoTech’s management has determined that it is appropriate to record an incremental valuation allowance of $1,550, the full amount of its net deferred tax assets as of September 30, 2004. Additionally, a portion of the Company’s net operating loss carryforwards arose prior to the change of control during December 2000. As a result, these net operating loss carryforwards are subject to the annual limitations previously discussed. Therefore, management believes the Company is not likely to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and, accordingly, the Company recorded a valuation allowance of $574, which did not change in 2003 and 2002.

Note 8 – Stock-Based Compensation

Stock Option Plans
In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. At September 30, 2004, no options remain available for issuance under the 1998 Plan.

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

In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the “2001 Plan”). Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”) or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

aggregate. A total of 6,172 and 4,948 shares were issuable under the 2001 Plan at October 1, 2004 and 2003, respectively. The options may not be exercised until one year after the options have been granted, and are exercisable over a period of ten years.

On June 28, 2002, the Board of Directors approved a grant of 2,200 stock options at an exercise price of $.28 to the Officers and Directors of the Company, and to outside parties. The options are exercisable on June 28, 2003 and expire on June 28, 2010. Additionally the Board of Directors approved a grant of 375 stock options under the same terms to be used as employee incentives.

A summary of stock option activity related to the Company’s stock option plans is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on October 1	4,070	$.45	4,970	$.46	2,665	$.64
Granted	200.31		—	—	2,575.28
Exercised	—	—	—	—	—	—
Forfeited	(415)	(1.03)	(900)	(.53)	(270)	(.54)
Outstanding on September 30	3,855.39		4,070.45		4,970.46

Exercisable on September 30	3,655.39		4,070.45		3,039.57

The following table summarizes information about the options outstanding at September 30, 2004:

Exercisable Stock
	Outstanding Stock Options			Options
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range Of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$0.01 to $1.00	3,855	6.1	$.39	3,655	$.39

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The Company continues to measure compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by APB. 25. The Company has adopted the disclosure-only provisions of SFAS 123.

Employee Stock Purchase Plan
On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date, or on the exercise date, whichever is lower. There were no purchases under the 1999 Plan during 2004, 2003 and 2002.

Note 9 - 401(k) Plan

The Company has a 401(k) Savings Plan (the “Plan”) for the benefit of all eligible employees. An employee would become a participant after the completion of three months of service and the attainment of 20 years of age.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are a discretionary percentage match. The Company may make optional contributions for any Plan year at its discretion.

During 2004, 2003 and 2002, there were no Company contributions to the Plan.

Effective January 1, 2002, the InfoTech USA, Inc. employees ceased contributing to the Parent Company’s 401(k) plan and became participants of the Plan.

Note 10 - Concentration Of Credit Risk

Cash
The Company places most of its temporary cash investments with high quality financial institutions. Balances normally exceed the Federal Deposit Insurance Corporation limit. At September 30, 2004, amounts in excess of the Federally insured limit totaled approximately $195. The Company has not experienced any loss to date as a result of the practice.

Major Customers
Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For 2004, the top three customers comprised 53% of sales. These customers comprised 58% accounts receivable at September 30, 2004. For 2003, the top three customers comprised 51% of sales. These customers comprised 60% of accounts receivable at September 30, 2003. For 2002, the top three customers comprised 39% of sales. These customers comprised 46% of accounts receivable at September 30, 2002. In addition, another customer comprised 11% of accounts receivable at September 30, 2002.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 11 - Commitments And Contingencies

Operating Leases And Consulting Contract
The Company has operating leases on real property and equipment expiring through the year 2005. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes and insurance.

Rent expense and other charges totaled $240, $256 and $311 for 2004, 2003 and 2002, respectively.

The Company has entered into a consulting contract with the former majority stockholder of the Company. The agreement is for a period of five years through December 2005.

The approximate minimum payments required under operating leases, that have initial or remaining terms in excess of one year, and the consulting contract at September 30, 2004 are:

	Minimum
Year Ending	Rental	Consulting
September 30,	Payments	Contract

2005	$ 223	$ 120
2006	47	30
2007	1	—

Totals	$ 271	$ 150

Purchases
The Company purchases a majority of its products from a small number of suppliers. Approximately 78%, 73% and 87% of purchases were from the top four vendors for 2004, 2003 and 2002, respectively.

Legal Proceedings
On October 22, 2002, Anat Ebenstein, the Company’s former President, Chief Executive Officer and director, filed a complaint against the Company, Applied Digital and certain officers and directors in connection with the termination of her employment. The complaint filed in the Superior Court of New Jersey, Mercer County, seeks compensatory and punitive damages arising from an alleged improper termination. The action is currently in the final stages of a negotiated settlement and is not expected to go to trial. However, the Company cannot provide any assurance that it will be successful in negotiating a favorable settlement, and, if the case proceeds to trial, the Company cannot provide any assurance that it will be successful in defending against these allegations. Management believes that a portion of any ultimate damages may be covered under the Company’s employment practices liability insurance. As of September 30, 2004, the Company has accrued the full amount of the insurance deductible of $250. An unfavorable outcome in this action, however, may result in a material adverse effect on the Company’s liquidity, financial position or results of operations. The estimate of potential impact of the legal proceedings could change in the future.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 12 - Related Party Transactions

The Parent Company incurs certain expenses on behalf of the Company. In 2004, 2003 and 2002, these costs included various business insurance coverages and miscellaneous business expenses. Additionally, in 2004 these costs included legal and accounting fees, and in 2003 and 2002, these costs included the salary, payroll taxes and benefits of personnel assigned to the Company. The Company incurred $347, $367 and $166 of these costs for the Parent Company for 2004, 2003 and 2002, respectively.

At September 30, 2004 and 2003, amounts due to the Parent Company were $95 and $105 respectively. These amounts arose out of inter-company expenses.

Prior to 2003, the Company incured certain expenses on behalf of the Parent Company, primarily related to services performed by Company officers related to the management of other companies owned by the Parent Company. The Company received $49 in 2002, in reimbursements from the Parent Company, primarily for salaries of certain officers. There were no reimbursements in 2004 or 2003 due to the restructuring of the Parent Company’s operations.

Interest expense paid or accrued to the Parent Company amounted to $208 in 2002. There were no borrowings from the Parent Company in 2004 or 2003.

On June 27, 2003, the Company loaned $1,000 to the Parent Company. Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due on or before June 30, 2005. As collateral for the loan, the Parent Company pledged 750,000 shares of the common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of the Parent Company. As of September 30, 2004, the market value of the shares of stock of Digital Angel was approximately $2,228 based on the closing price of Digital Angel’s common stock. Interest income paid or accrued on the loan to the Parent Company amounted to $160 and $40 in 2004 and 2003, respectively. There were no loans to the Parent in 2002.

During 2002, the Company had entered into a non-binding letter of intent to merge with VeriChip Corporation, a wholly-owned subsidiary of the Parent Company. The Company did not complete the merger. Charges of $274 for related expenses are included in other (income) expense in the accompanying 2002 consolidated statement of operations.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 13 - Summarized Quarterly Data (Unaudited)

	First	Second	Third	Fourth		Full
	Quarter	Quarter	Quarter	Quarter		Year
2004
Total revenue	$3,727	$4,520	$4,877	$3,560		$16,684
Gross profit	700	779	780	580		2,839
Loss from operations	(201)	(15)	(43)	(926	)(1)	(1,185	)(1)
Net income (loss)	(111)	5	(31)	(2,544	)(1)	(2,681	)(1)
Basic net (loss) per common share	(0.02)	—	(0.01)	(0.52)		(0.55)
Diluted net loss per common share	(0.02)	—	(0.01)	(0.52)		(0.55)

2003
Total revenue	$2,880	$2,534	$3,970	$4,224		$13,608
Gross profit	644	487	556	767		2,454
Loss from operations	(355)	(455)	(157)	(134)		(1,101)
Net loss	(219)	(289)	(98)	(38)		(644)
Basic net loss per common share	(0.04)	(0.06)	(0.02)	(0.01)		(0.13)
Diluted net loss per common share	(0.04)	(0.06)	(0.02)	(0.01)		(0.13)

(1) In the fourth quarter of 2004, the Company recorded impairment charges of $1,550 and $701 related to certain deferred tax assets and goodwill, respectively.

Income (loss) per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net income (loss) per common share will not necessarily equal the total for the year.

INFOTECH USA, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Deducted from Assets	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2002	$414	$(125)	$81	(a)	$208
Year ended September 30, 2003	208	(66)	29	(a)	113
Year ended September 30, 2004	113	—	16	(a)	97

Allowance for Sales Returns:
Year ended September 30, 2002	—	—	—		—
Year ended September 30, 2003	—	—	—		—
Year ended September 30, 2004	—	—	—		—

Allowance for Inventory Obsolescence:
Year ended September 30, 2002	115	62	99		78
Year ended September 30, 2003	78	—	39		39
Year ended September 30, 2004	39	—	10		29

Deferred Tax Valuation Allowance:
Year ended September 30, 2002	574	—	—		574
Year ended September 30, 2003	574	—	—		574
Year ended September 30, 2004	574	1,550	—		2,124
(a)	Amounts written off, net of recoveries.

See Report of Independent Registered Public Accounting Firm.

S-1