Form 10-Q
period 2004-12-31
INFOTECH USA INC
filed 2005-02-10
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2004 or

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 0-22693

InfoTech USA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2889809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey	07004
(Address of Principal Executive Offices)	(Zip Code)

(973) 227-8772
(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]      No  [_]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes  [_]      No  [X]

        As of February 9, 2005, 4,895,998 shares of our common stock were outstanding.

InfoTech USA, Inc.

Table of Contents

Item	Page

Part II	Other Information	15
	Item 1. Legal Proceedings	15
	Item 6. Exhibits	15
Signature
Exhibits

Part I    Financial Information

Item 1.    Financial Statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Balance Sheets (in thousands, except per share data)

	December 31, 2004	September 30, 2004

	(unaudited)
Assets Current assets:
Cash and cash equivalents	$ 212	$ 291
Accounts receivable, net of allowance for doubtful accounts
of $85 and $97	4,736	3,377
Inventories	176	113
Note receivable - Parent Company	1,000	1,000
Other current assets	267	414

Total current assets	6,391	5,195
Property, equipment and improvements, net	164	183
Goodwill, net	1,453	1,453
Other assets	181	174

Total assets	$ 8,189	$ 7,005

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit - Wells Fargo	$ 1,825	$ 812
Amounts due to Parent Company	135	95
Accounts payable	161	264
Accrued expenses and other liabilities	1,093	921

Total liabilities	3,214	2,092

Commitments and contingencies

Stockholders' equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	–	–
Common shares:
Authorized 80,000 shares, $.01 par value; 5,757 shares
issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Accumulated deficit	(818)	(880)
Treasury stock, 861 shares, carried at cost	(918)	(918)

Total stockholders' equity	4,975	4,913

Total liabilities and stockholders' equity	$ 8,189	$ 7,005

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Operations (in thousands, except per share data) (unaudited)

	For the three months ended December 31

	2004	2003

Revenue:
Product revenue	$ 4,334	$ 2,920
Service revenue	709	807

Total revenue	5,043	3,727

Cost of sales:
Cost of products sold	3,536	2,487
Cost of services sold	413	540

Total cost of products and services sold	3,949	3,027

Gross profit	1,094	700
Selling, general and administrative expenses	993	855
Depreciation and amortization	23	46

Income (loss) from operations	78	(201)
Other expense	–	6
Interest expense (income)	12	(40)

Income (loss) before income tax expense (benefit)	66	(167)
Income tax expense (benefit)	4	(56)

Net income (loss)	$ 62	$ (111)

Net income (loss) per common share - basic and diluted	$ 0.01	$(0.02)

Weighted average number of common shares outstanding - basic	4,896	4,896

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statement of Stockholders’ Equity (in thousands) (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Number	Amount	Capital	Deficit	Number	Amount	Equity

Balance, September 30, 2004	5,757	$58	$6,653	$(880)	861	$(918)	$4,913
Net income	–	–	–	62	–	–	62

Balance, December 31, 2004	5,757	$58	$6,653	$(818)	861	$(918)	$4,975

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)

	For the three months ended December 31

	2004	2003

Cash flows from operating activities
Net income (loss)	$ 62	$ (111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23	46
Deferred income taxes	–	(56)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,359)	(255)
Increase in inventories	(63)	(50)
Decrease (increase) in other current assets	147	(153)
Increase in other assets	(7)	(1)
Increase in accounts payable and accrued expenses	69	381

Net cash used in operating activities	(1,128)	(199)

Cash flows from investing activities
Capital expenditures	(4)	(24)
Payments received on loan to Parent Company	–	13
Proceeds from disposition of property and equipment	–	6

Net cash used in investing activities	(4)	(5)

Cash flows from financing activities
Net borrowings on Wells Fargo line of credit	1,013	–
Payments of capital lease obligations	–	(6)
Net borrowings on Parent Company line of credit	40	6

Net cash provided by financing activities	1,053	–

Net decrease in cash and cash equivalents	(79)	(204)

Cash and cash equivalents - beginning of period	291	855

Cash and cash equivalents - end of period	$ 212	$ 651

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (in thousands, except per share data) (unaudited)

1.     Basis of Presentation

        In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2004, their results of operations for the three months ended December 31, 2004 and 2003, changes in stockholders’ equity for the three months ended December 31, 2004 and cash flows for the three months ended December 31, 2004 and 2003. Information included in the consolidated condensed balance sheet as of September 30, 2004 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

        The consolidated results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year ending September 30, 2005.

2.      Principles of Consolidation

        The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.     Inventories

        Inventories at December 31, 2004 and September 30, 2004 consist of:

	December 31, 2004	September 30, 2004

Finished goods	$ 204	$ 142
Allowance for excess and obsolescence	(28)	(29)

Totals	$ 176	$ 113

4.      Net Income (Loss) Per Common Share

        As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

        At December 31, 2004 and 2003, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	December 31,
	2004	2003

Employee stock options	3,825	4,070
Warrants (exercisable at $.5775 per share)	300	300

Totals	4,125	4,370

        The assumed effect of the exercise of employee stock options and warrants for the quarter ended December 31, 2004, would have an immaterial effect on diluted earnings per share based on 5,026 potentially diluted weighted average shares outstanding. Since the Company had net losses for the quarter ended December 31, 2003, the assumed effect of the exercise of employee stock options and warrants would have been anti-dilutive.

5.    Stock-Based Compensation

         The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) of net income or loss as if the Black-Scholes option pricing model, which is a fair value based method of accounting for stock options under SFAS 123, had been applied if such amounts differ materially from the historical amounts. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending September 30, 2005. The Company's historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended December 31,

	2004	2003

Net income (loss) - as reported	$ 62	$ (111)
Deduct total stock-based employee compensation expense
determined under a fair value based method for all awards,
net of related tax effects	(23)	(23)

Net income (loss) - pro forma	$ 39	$ (134)

Net income (loss) per share:
Basic and diluted - as reported	$ 0.01	$ (0.02)

Basic and diluted - pro forma	$ 0.01	$ (0.03)

        There were no options issued during the quarters ended December 31, 2004 and 2003.

6.    Related Party Transactions

        On June 27, 2003, the Company loaned $1.0 million to its parent company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The Company earned $40 in interest income during the three months ended December 31, 2004 and 2003. The principal and any unpaid interest is due June 30, 2005. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of December 31, 2004, the market value of the shares of stock of Digital Angel was approximately $5,798 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with the credit agreement with Wells Fargo entered into by the Company on June 30, 2004.

7.   Financing Agreements

         The Company's financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo's prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The financing agreement with IBM Credit in effect as of December 31, 2004, provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

         Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lessor of (x)$4,000 or (y) the amount equal to (a) 85% of our eligible account receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2004, the Company had a borrowing base of approximately $3,480 and availability of approximately $1,055 under the credit facility.

         Borrowings under the Wells Fargo line of credit amounted to $1,825 at December 31, 2004. Borrowings under the IBM Credit financing arrangement amounted to $118 and $839 at December 31, 2004 and 2003, respectively, and are included in either accounts payable or accrued and other liabilities.

         The credit facility requires the Company to maintain certain financial covenants and the Company was in compliance with all its financial covenants as of December 31, 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes contained in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2004. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the Forward-Looking Statements and Associated Risk section later in this Item 2.

Business Description

        We are a Delaware corporation incorporated in 1987. We are a full service provider of information technology, or IT, services and products in the New York City metropolitan area and in New Jersey. We specialize in tailoring our approach to the individual customer needs. We provide IT consulting, networking, remote access, procurement, storage area networks, deployment, integration and migration services. We also provide on-going system and network maintenance services.

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

	Three Months Ended December 31,

	2004	2003

Revenue:
Product revenue	85.9%	78.3%
Service revenue	14.1	21.7

Total revenue	100.0	100.0

Cost of sales:
Cost of products sold	70.1	66.7
Cost of services sold	8.2	14.5

Total cost of products and services sold	78.3	81.2

Gross profit	21.7	18.8

Selling, general and administrative expenses	19.7	23.0
Depreciation and amortization	0.5	1.2

Income (loss) from operations	1.5	(5.4)
Other expense	0.0	0.2
Interest expense (income)	0.2	(1.1)

Income (loss) before income tax expense (benefit)	1.3	(4.5)
Income tax expense (benefit)	0.1	(1.5)

Net income (loss)	1.2	(3.0)

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003
(in thousands unless otherwise noted)

        Sales for the first quarter of fiscal year 2005 increased $1,316, or 35.3%, to $5,043 from $3,727 in the first quarter of fiscal year 2004. The increase in revenue was primarily a result of improved market conditions and our focus on high-end, Intel-based products, which provided us with more high-end product sales in the first quarter of 2005 compared with 2004 as well as the opportunity to sell related high-end technical services. Product sales increased by $1,414, or 48.4%, in the first quarter of 2005 to $4,334 compared to $2,920 the same quarter last year. Service sales decreased $98, or 12.1%, from $807 in the first quarter of 2004 to $709 in the first quarter this year. The decrease was due to a drop in time and material services sales with IBM Corporation, which was somewhat offset by an increase in high-end engineering services sales. With the improved IT market conditions and our continued focus on high-end, Intel-based products and related services, we expect sales volumes to continue at or above last year’s sales levels.

        Gross profit increased by $394, or 56.3%, in the first quarter of fiscal year 2005 to $1,094 from $700 in the same quarter last year. The increase in gross profit was due to the overall increase in revenue and improved product and service margins. Total gross margin increased from 18.8% in the first quarter of 2004, to 21.7% in the first quarter of 2005. The increase in both product and service gross margins was a result of an increase in high-end product sales and high-end service sales during the quarter compared to last year. Product margins rose to 18.4% in the first quarter of 2005 from 14.8% in the first quarter of 2004. Service margins rose to 41.7% for the first quarter of 2005 from 33.1% in the same quarter last year. We expect the service margins to continue to be strong this fiscal year due to the improved IT market conditions and our focus on high-end products and related services.

        Selling, general and administrative expenses increased $138, or 16.1%, to $993 for the first quarter of 2005, compared to $855 for the same period in 2004. The increase in expense was primarily due to a combination of increased commission expense related to higher gross profit and increased accounting expenses associated with the evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient to meet customer demand, however we may need to add additional personnel in the sales and technical areas of the business as sales volume increases. Accounting fees in 2005 are expected to remain higher than last year due to expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

        Depreciation and amortization expense for first quarter of 2005 decreased $23, or 50.0%, from $46 in the first quarter of 2004 to $23 in fiscal year 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

        Operating income for the first quarter of 2005 was $78 compared to an operating loss of $201 for the first quarter of 2004.

        Interest expense was $12 in the first quarter of 2005 compared to interest income of $40 in the first quarter of 2004. The net interest expense for the first quarter of 2005 was a result of the interest expense of $53 incurred in connection with the Wells Fargo credit facility, which was largely offset by interest income of $41 earned in connection with the loan made to Applied Digital. In the first quarter of last year, the interest income was a result of the loan made to Applied Digital.

        Income tax expense was $4 for the first quarter of 2005 compared to an income tax benefit of $56 for the same period last year. The income tax expense in 2005 related to state income taxes taxes. A full valuation allowance was taken in the fourth quarter of 2004 and, as a result, the Company was able to offset its current federal and certain of its state obligations by utilizing a portion of its net operating loss carry forwards.

        Our net income for the first quarter for fiscal year 2005 was $62, compared to a net loss of $111 in the first quarter of fiscal year 2004.

Liquidity and Capital Resources
(in thousands unless otherwise noted)

        Our current ratio at December 31, 2004 was 1.99 compared to 2.48 at September 30, 2004. Working capital at December 31, 2004 was $3,177 up from $3,103 at September 30, 2004, an increase of $74.

        Cash used in operating activities in the first three months of fiscal year 2005 was $1,128 compared to cash used in operating activities in the first three months of fiscal year 2004 of $199. The cash used in operating activities in the first three months of fiscal 2005 was primarily due to an increase in accounts receivable that was a result of our higher sales volume. The cash used in operating activities during 2004 was primarily a result of our net loss, an increase in accounts receivable due to slow collections, and an increase in other current assets. The effect of these factors were somewhat offset by an increase in accounts payable and accrued expenses.

        Cash used in investing activities was $4 for the first three months of fiscal 2005, compared to cash used in investing activities of $5 for the first three months of fiscal 2004. Cash used in investing activities of $4 for the three months ended December 31, 2004 was a result of capital expenditures. Cash used in investing activities of $5 for the three months ended December 31, 2003 was primarily a result of capital expenditures of $24, which was largely offset by a payment of $13 made on the short term loan to Applied Digital.

        Cash provided by financing activities for the three months ended December 31, 2004 was $1,053. This cash inflow was primarily a result of net borrowings on the Wells Fargo line of credit. We had no net cash provided by or used in financing activities for the three months ended December 31, 2003.

        Our business activities are capital intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect as of December 31, 2004, provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

        Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2004, we had a borrowing base of approximately $3,480 and availability of approximately $1,055 under the credit facility.

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

        The obligations under the credit agreement have been guaranteed by both of our subsidiaries, and by us. In addition, we have pledged the stock of our subsidiaries and assigned our rights under the loan agreement to Applied Digital. The credit facility is further secured by a first priority security interest in substantially all of our assets.

        On December 2, 2004, we notified Wells Fargo that as of and for the fiscal year ended September 30, 2004, we were not in compliance with the covenants for book net worth and cumulative net income contained in our credit agreement. Under the terms of our credit agreement with Wells Fargo, we were required to have book net worth, as defined in the credit agreement, at September 30, 2004 of at least $7,300 and cumulative net loss, as defined in the credit agreement, for the fiscal year ended September 30, 2004, not to exceed $246. Wells Fargo agreed to waive such non-compliance and, on December 24, 2004, we, and our subsidiaries entered into an amendment and waiver with Wells Fargo. In connection therewith, we agreed to pay Wells Fargo a $40 waiver fee in four equal installments of $10 on each of January 3, 2005, February 7, 2005, March 7, 2005 and April 4, 2005. Both the January and February installments have been paid.

        Under the terms of the amendment and waiver, we are required to maintain (i) a debt to book net worth ratio, as defined in the credit agreement, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement, of at least $3,100 for each fiscal quarter and (iii) a net loss, as defined in the credit agreement, not to exceed $121 for the fiscal quarter ended December 31, 2004 and $28 for the two fiscal quarters ended March 31, 2005, a minimum net income, as defined in the credit agreement, of at least $2 for the three fiscal quarters ended June 30, 2005 and a net loss not to exceed $60 for the year ended September 30, 2005, in order to accommodate the slower summer months. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent. At December 31, 2004, we were in compliance with these covenants.

        Borrowing under the Wells Fargo line of credit amounted to $1,825 at December 31, 2004. Borrowing under the IBM Credit financing arrangement amounted to $118 and $839 at December 31, 2004 and 2003, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

        We believe that our present financing arrangements with Wells Fargo and IBM Credit, and current cash position will be sufficient to fund our operations and capital expenditures through at least December 31, 2005. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends SFAS No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

Forward-Looking Statements and Associated Risk

        Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.   Controls and Procedures.

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

        There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II    Other Information

Item 1.    Legal Proceedings.

        No material developments have occurred in the matters reported under the category “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Item 6.    Exhibits.

        See list of exhibits attached hereto.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfoTech USA, Inc. (Registrant)

By:	/s/ J. Robert Patterson
J. Robert Patterson, Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: February 10, 2005

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.2	Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation dated April 9, 2003 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

10.1	First Amendment and Waiver, dated as of December 24, 2004, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K filed with the Commission on December 29, 2004)

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002