Form 10-Q
period 2005-03-31
INFOTECH USA INC
filed 2005-05-13
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                         to

Commission File No.: 0-22693

InfoTech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey  07004
(Address, including zip code, of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (973) 227-8772

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 13, 2005, 4,895,998 shares of our common stock were outstanding.

InfoTech USA, Inc.

Part I  Financial Information
Item 1  Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands, except par value)

	March 31, 2005	September 30, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$442	$291
Accounts receivable, net of allowance for doubtful accounts of $85 and $97	2,692	3,377
Inventories	287	113
Note receivable - Parent Company	1,000	1,000
Other current assets	290	414
Total current assets	4,711	5,195
Property, equipment and improvements, net	159	183
Goodwill, net	1,453	1,453
Other assets	191	174
Total assets	$6,514	$7,005

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit - Wells Fargo	$-	$812
Amounts due to Parent Company	104	95
Accounts payable	481	264
Accrued expenses and other liabilities	1,002	921
Total liabilities	1,587	2,092

Commitments and contingencies	−	−

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	−	−
Common shares:
Authorized 80,000 shares, $.01 par value; 5,757 shares issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Accumulated deficit	(866)	(880)
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	4,927	4,913
Total liabilities and stockholders’ equity	$6,514	$7,005

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31		For the six months ended March 31
	2005	2004	2005	2004
Revenue:
Product revenue	$3,190	$3,613	$7,525	$6,534
Service revenue	532	907	1,241	1,714
Total revenue	3,722	4,520	8,766	8,248

Cost of sales:
Cost of products sold	2,601	3,131	6,137	5,618
Cost of services sold	453	610	867	1,151
Total cost of products and services sold	3,054	3,741	7,004	6,769

Gross profit	668	779	1,762	1,479

Selling, general and administrative expenses	692	748	1,685	1,603
Depreciation and amortization	23	46	45	92

Income (loss) from operations	(47)	(15)	32	(216)
Other expense	−	13	−	19
Interest expense (income)	16	(37)	28	(78)

(Loss) income before income tax (benefit) expense	(63)	9	4	(157)
Income tax (benefit) expense	(15)	4	(10)	(52)

Net (loss) income	$(48)	$5	$14	$(105)

Net (loss) income per common share - basic and diluted	$(0.01)	$0.00	$0.00	$(0.02)

Weighted average number of common shares outstanding:
Basic	4,896	4,896	4,896	4,896
Diluted	5,023	4,896	5,024	4,896

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statement of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Number	Amount	Equity
Balance, October 1, 2004	5,757	$58	$6,653	$(880)	861	$(918)	$4,913
Net income	−	−	−	14	−	−	14
Balance, March 31, 2005	5,757	$58	$6,653	$(866)	861	$(918)	$4,927

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended March 31
	2005	2004
Cash flows from operating activities
Net income (loss)	$14	$(105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45	92
Deferred income taxes	−	(52)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	685	(1,045)
Increase in inventories	(174)	(67)
Decrease (increase) in other current assets	124	(41)
Increase in other assets	(17)	(1)
Increase in accounts payable and accrued expenses	298	866
Net cash provided by (used in) operating activities	975	(353)

Cash flows from investing activities
Capital expenditures	(21)	(29)
Payments received on loan to Parent Company	−	13
Proceeds from disposition of property and equipment	−	5
Net cash used in investing activities	(21)	(11)

Cash flows from financing activities
Net payments on Wells Fargo line of credit	(812)	−
Payments of capital lease obligations	−	(12)
Net borrowings on Parent Company line of credit	9	30
Net cash (used in) provided by financing activities	(803)	18

Net increase (decrease) in cash and cash equivalents	151	(346)

Cash and cash equivalents - beginning of period	291	855

Cash and cash equivalents - end of period	$442	$509

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2005, their results of operations for the three and six months ended March 31, 2005 and 2004, changes in stockholders’ equity for the six months ended March 31, 2005 and cash flows for the six months ended March 31, 2005 and 2004. Information included in the consolidated condensed balance sheet as of September 30, 2004 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending September 30, 2005.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

Inventories at March 31, 2005 and September 30, 2004 consist of:

	March 31, 2005	September 30, 2004
Finished goods	$315	$142
Allowance for excess and obsolescence	(28)	(29)
Totals	$287	$113

4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At March 31, 2005 and 2004, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	March 31,
	2005	2004
Employee stock options	3,825	4,055
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,125	4,355

The assumed effect of the exercise of employee stock options and warrants for the six months ended March 31, 2005 and the three months ended March 31, 2004 was immaterial. Since the Company had a net loss for the three months ended March 31, 2005 and the six months ended March 31, 2004, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive.

5.	Stock-Based Compensation

The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” (“SFAS 148”) of net income or loss as if the Black-Scholes option pricing model, which is a fair value based method of accounting for stock options under SFAS 123, had been applied if such amounts differ materially from the historical amounts. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending December 31, 2005. The Company’s historical net income (loss) and net income (loss) per common share and pro forma net income (loss) and net income (loss) per common share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net (loss) income - as reported	$(48)	$5	$14	$(105)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(22)	(22)	(45)	(45)
Net loss - pro forma	$(70)	$(17)	$(31)	$(150)

Net income (loss) per share:
Basic and diluted - as reported	$(0.01)	$0.00	$0.00	$(0.02)
Basic and diluted - pro forma	$(0.01)	$0.00	$(0.01)	$(0.03)

There were no options issued during the three and six months ended March 31, 2005 and 2004.

6.	Related Party Transactions

On June 27, 2003, the Company loaned $1.0 million to its Parent Company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The Company earned $40 in interest income during the three months ended March 31, 2005 and 2004, and $81 during the six months ended March 31, 2005 and 2004. The principal and any unpaid interest is due June 30, 2005. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of March 31, 2005, the market value of the shares of stock of Digital Angel was $3,435 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.	Financing Agreements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also had a financing agreement with IBM Credit in effect as of March 31, 2005, that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of March 31, 2005, the Company had a borrowing base of approximately $1,705 and availability of approximately $1,105 under the credit facility.

The Company did not have any borrowings under the Wells Fargo line of credit at March 31, 2005. Borrowings under the IBM Credit financing arrangement amounted to $48 and $1,731 at March 31, 2005 and 2004, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to maintain certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of March 31, 2005.

8.	Legal

On April 13, 2005, the Company entered into a Settlement Agreement and General Release with their former President, Chief Executive Officer and director, Anat Ebenstein. Ms. Ebenstein filed a complaint against the Company, Applied Digital and certain of Applied Digital’s officers and directors, on October 22, 2002 in the Superior Court of New Jersey, Mercer County. Ms. Ebenstein’s complaint sought compensatory and punitive damages of $1,000 arising from an alleged improper termination of her employment.

Under the terms of the settlement agreement, Ms. Ebenstein agreed to release the Company and the other defendants from any and all claims. Without admitting any wrongdoing, the Company agreed to forgive a $20 loan payable by Ms. Ebenstein to the Company and to pay Ms. Ebenstein $600, a portion of which will be in the form of an annuity. The Company’s employment practices liability insurance provider has agreed to cover 90% of the amount payable by the Company under the settlement agreement less any remaining deductible under the policy that has not been satisfied through the payment of defense costs.

In prior periods, the Company accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly the Company reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the statements of operations for the three and six months ended March 31, 2005 of approximately $168.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes contained in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2004. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Forward-Looking Statements and Associated Risk” later in this Item 2.

Business Description

We are a Delaware corporation incorporated in 1997. We are a full service provider of information technology, or IT, services and products in the New York City metropolitan area and in New Jersey. We specialize in tailoring our approach to the individual customer needs. We provide IT consulting, networking, remote access, procurement, storage area networks, deployment, integration and migration services. We also provide on-going system and network maintenance services.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Product revenue	85.7%	79.9%	85.8%	79.2%
Service revenue	14.3	20.1	14.2	20.8
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products sold	69.9	69.3	70.0	68.1
Cost of services sold	12.2	13.5	9.9	14.0
Total cost of products and services sold	82.1	82.8	79.9	82.1
Gross profit	17.9	17.2	20.1	17.9
Selling, general and administrative expenses	18.6	16.5	19.2	19.4
Depreciation and amortization	0.6	1.0	0.5	1.1
(Loss) income from operations	(1.3)	(0.3)	0.4	(2.6)
Other expense	0.0	0.3	0.0	0.2
Interest expense (income)	0.4	(0.8)	0.3	(0.9)
(Loss) income before income tax (benefit) expense	(1.7)	0.2	0.1	(1.9)
Income tax expense (benefit)	(0.4)	0.1	(0.1)	(0.6)
Net (loss) income	(1.3)	0.1	0.2	(1.3)

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004
(in thousands unless otherwise noted)

Sales for the quarter ended March 31, 2005 decreased $798, or 17.7%, to $3,722 from $4,520, for the same quarter last year. The decrease was  a result of lower product sales to several of our large customers compared to the same quarter last year, combined with a significant reduction in volume in one of our major service contracts. Product sales decreased by $423, or 11.7%, in the second quarter of 2005 to $3,190, compared to $3,613 in the second quarter last year. Service sales decreased $375, or 41.3%, from $907 in the quarter ended March 31, 2004 compared to $532 in the same quarter this year. The decrease was primarily due to a drop in time and material services sales with IBM Corporation. We expect our sales volumes for the next two quarters of fiscal year 2005 to return to levels at or above last year due to the improved IT market conditions and our continued focus on high-end, Intel-based products and related services.

Gross profit decreased by $111, or 14.2%, in the quarter ended March 31, 2005 to $668 from $779 in the same quarter last year. The decrease in gross profit was primarily due to the overall decrease in revenue in both product and service which was somewhat offset by improved product margins. Total gross margin increased from 17.2% in the second quarter of 2004, to 17.9% in the second quarter of 2005. The increase was due to increased margins in our product sales as a result of an increase in high-end product sales, which was somewhat offset by low service margins stemming from an underutilization of technicians and engineers during the second quarter. Product margins rose to 18.5% in the quarter ended March 31, 2005 compared to 13.3% in the same quarter last year, while service margins declined to 14.8% for the second quarter of 2005 from 32.7% in the second quarter of 2004. We expect the service margins to improve and return to normal levels in the last two quarters of 2005 as a result of: realizing the benefit of the staffing adjustments that were made at the end of the second quarter, improved utilization of our engineers due to upcoming projects, and continued focus on selling high-end products and related services.

Selling, general and administrative expenses decreased $56, or 7.5%, to $692 in the quarter ended March 31, 2005, compared to $748 for the same quarter last in 2004. The decrease in expense was primarily due to the reversal of an over accrual in accrued litigation expense following the settlement of the lawsuit with our former President, Chief Executive Officer and director, Anat Ebenstein (see Legal Proceedings). This was somewhat offset by salary increases given to non-management personnel, higher selling expense and increased accounting expenses associated with the evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient for the remainder of fiscal year 2005, however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates. Accounting fees in 2005 are expected to remain higher than last year due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense for the second quarter of 2005 decreased $23, or 50.0%, from $46 in the second quarter of 2004 to $23 in the second quarter of 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

Operating loss for the second quarter of 2005 was $47 compared to an operating loss of $15 for the second quarter of 2004.

Interest expense was $16 in the second quarter of 2005 compared to interest income of $37 in the second quarter of 2004. The net interest expense for the quarter ended March 31, 2005 was a result of interest expense of $56 incurred in connection with the Wells Fargo credit facility, which was largely offset by interest income of $40 earned in connection with the loan made to Applied Digital. In the second quarter of last year, the interest income was a result of the loan made to Applied Digital.

Income tax benefit was $15 for the second quarter of 2005 compared to an income tax expense of $4 for the same period last year. The income tax benefit in 2005 was the result of a reversal of a prior year state income tax over accrual and the income tax expense in 2004 was the accrual for federal income tax for the second quarter 2004 taxable income.

Our net loss for the quarter ended March 31, 2005 was $48, compared to a net income of $5 in the quarter ended March 31, 2004.

Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004
(in thousands unless otherwise noted)

Revenue for the first six months of fiscal year 2005 increased $518 or 6.3% to $8,766 from $8,248 in the first six months of fiscal year 2004. The increase in revenue was primarily a result of improved market conditions and our focus on high-end, Intel-based products and related services. Product sales during the six months ended March 31, 2005 increased by $991, or 15.2%, to $7,525 from $6,534 last fiscal year. Service sales decreased $473, or 27.6%, from $1,714 during the first six months of fiscal year 2004 to $1,241 during the first six months of fiscal year 2005. This decrease was primarily a result of the drop in time and material services sales due to a significant reduction in volume in our IBM Corporation service contract. We expect our sales volumes for the remaining six months of fiscal year 2005 to return to levels at or above last year due to the improved IT market conditions and our continued focus on high-end, Intel-based products and related services.

Gross profit increased by 19.1%, or $283, in the first six months of fiscal year 2005 to $1,762 from $1,479 in the same period last year. The increase in gross profit was primarily due to the overall increase in revenue combined with improved gross profit margins. Total gross margin increased to 20.1% from 17.9% in the first six months of 2005 compared to 2004. Product margin increased to 18.4% for the six months ended March 31, 2005 compared to 14.0% for the same period last year due to the increase in sales of high-end products, which yield higher profit margins. Service margins decreased slightly to 30.1% in the first six months of 2005 from 32.8% in 2004. This decrease was primarily due to the underutilization of technicians and engineers during the second quarter of 2005. We expect margins to be steady for the balance of the fiscal year due to our focus on high-end products and related services and our efforts made during the end of the second quarter it improve the utilization of our technicians and engineers.

Selling, general and administrative expenses increased $82, or 5.1%, to $1,685 for the first six months of 2005, compared to $1,603 for the same period in fiscal year 2004. The increase in expense was primarily due to an increase in commissions and sales expense related to higher sales, an increase in salaries to non-management personnel made in the second quarter and an increase in accounting expenses associated with the evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of 2002. These increases were largely offset by the reversal of an over accrual in accrued litigation expense following the settlement of the lawsuit with our former President, Chief Executive Officer and director, Anat Ebenstein (see Legal Proceedings). Accounting fees in 2005 are expected to remain higher than last year due to the expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

Depreciation and amortization expense for first six months of 2005 decreased $47, or 51.1%, to $45 in 2005 from $92 in the first six months of 2004. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

Operating income for the first six months of 2005 was $32 compared to an operating loss of $216 during the same period last year.

Net interest expense was $28 in the first six months of 2005, compared to a net interest income of $78 in the same period of 2004. The net interest expense was primarily a result of interest expense incurred in connection with the Wells Fargo credit facility and was largely offset by the interest income earned from the loan made to our majority stockholder, Applied Digital Solutions. The interest income earned in 2004 was primarily a result of the loan made to Applied Digital Solutions.

Our net income for the six months ended March 31, 2005 was $14, compared to a net loss of $105 for the same period last year.

Liquidity and Capital Resources
(in thousands unless otherwise noted)

Our current ratio at March 31, 2005 was 2.97 compared to 2.48 at September 30, 2004. Working capital at March 31, 2005 was $3,124 up from $3,103 at September 30, 2004, an increase of $21.

Cash provided by operating activities in the first six months of fiscal year 2005 was $975, compared to cash used in operating activities in the first six months of fiscal year 2004 of $353. The cash provided by operating activities in 2005 was primarily due to a decrease in accounts receivable, stemming from good collections and our lower sales volume, an increase in accounts payable and accrued expenses, and a decrease in other current assets, somewhat offset by an increase in inventory. The cash used in operating activities during 2004 was primarily a result of our loss for the six-month period and an increase in accounts receivable, largely offset by an increase in accounts payable and accrued expenses.

Cash used in investing activities was $21 for the first six months of fiscal 2005, compared to cash used in investing activities of $11 for the first six months of fiscal 2004. Cash used in investing activities of $21 for the six months ended March 31, 2005 was a result of capital expenditures. Cash used in investing activities of $11 for the six months ended March 31, 2004 was primarily a result of capital expenditures of $29, which was largely offset by an interest payment of $13 made on the loan to Applied Digital.

Cash used in financing activities for the six months ended March 31, 2005 was $803 compared to cash provided by financing activities of $18 for the six months ended March 31, 2004. The use of cash in 2005 was primarily a result of payments made to reduce the outstanding amount due on the Wells Fargo line of credit. The net cash provided by financing activities for the six months ended March 31, 2004 was mainly due to an increase in the amount borrowed on our Parent Company line of credit, somewhat offset by payments made on our capital lease obligations.

Our business activities are capital-intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect as of March 31, 2005, provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of March 31, 2005, we had a borrowing base of approximately $1,705 and availability of approximately $1,105 under the credit facility.

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

The credit facility requires us to maintain certain financial covenants, including (i) a debt to book net worth ratio, as defined in the credit agreement, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement, of at least $3,100 for each fiscal quarter and (iii) a net loss, as defined in the credit agreement, not to exceed $28 for the two fiscal quarters ended March 31, 2005, a minimum net income, as defined in the credit agreement, of at least $2 for the three fiscal quarters ended June 30, 2005 and a net loss not to exceed $60 for the year ended September 30, 2005, in order to accommodate the slower summer months. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent. At March 31, 2005, we were in compliance with these covenants.

We had no borrowings under the Wells Fargo line of credit as of March 31, 2005. Borrowings under the IBM Credit financing arrangement amounted to $48 and $1,731 at March 31, 2005 and 2004, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo and IBM Credit, and current cash position will be sufficient to fund our operations and capital expenditures through at least March 31, 2006. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends SFAS No. 123 and will be effective for public companies for annual periods beginning after June 15, 2005. The new standard will require us to expense employee stock options and other share-based payments over the related service period. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position or results of operations.

Forward-Looking Statements and Associated Risk

Certain statements in this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

•	our continued ability to develop our service offerings;

•	the successful completion and integration of future acquisitions;

•	the ability to hire and retain skilled personnel;

•	the continued development of our technical, manufacturing, sales, marketing and management capabilities;

•	relationships with and dependence on technological partners;

•	uncertainties relating to economic conditions where we operate;

•	uncertainties relating to government and regulatory policies;

•	uncertainties relating to customer plans and commitments;

•	rapid technological developments and obsolescence in the industries in which we operate and compete;

•	potential performance issues with suppliers and customers;

•	governmental export and import policies, global trade policies, worldwide political stability and economic growth;

•	the highly competitive environment in which we operate;

•	potential entry of new, well-capitalized competitors into our markets;

•	our ability to maintain available sources of financing; and

•	changes in our capital structure and cost of capital.

The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

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

Item 4 Controls and Procedures

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II Other Information

Item 1 Legal Proceedings

On April 13, 2005, we entered into a Settlement Agreement and General Release with our former President, Chief Executive Officer and director, Anat Ebenstein. Ms. Ebenstein filed a complaint against us, Applied Digital and certain of Applied Digital’s officers and directors, on October 22, 2002 in the Superior Court of New Jersey, Mercer County. Ms. Ebenstein’s complaint sought compensatory and punitive damages of $1 million arising from an alleged improper termination of her employment.

Under the terms of the settlement agreement, Ms. Ebenstein agreed to release us and the other defendants from any and all claims. Without admitting any wrongdoing, we agreed to forgive a $20,000 loan payable by Ms. Ebenstein to us and to pay Ms. Ebenstein $600,000, a portion of which will be in the form of an annuity. Our employment practices liability insurance provider has agreed to cover 90% of the amount payable by us under the settlement agreement less any remaining deductible under the policy that has not been satisfied through the payment of defense costs.

In prior periods, we accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly we reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the statements of operations for the three and six months ended March 31, 2005 of approximately $168,000.

Item 4 Submission of Matters to a Vote of Security Holders

(i)	An annual meeting of our shareholders was held on March 11, 2005 to:

•	elect Kevin H. McLaughlin as a director and to ratify the appointment of Jeffrey S. Cobb as a director; and

•	ratify the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the year ended September 30, 2005.

(ii)	The results of the votes were as follows:

	For	Against	Abstain
Election of Mr. McLaughlin	4,618,418	133,525	-
Ratification of appointment of Mr. Cobb	4,622,418	129,525	-
Ratification of the appointment of J.H. Cohn LLP, independent registered public accounting firm	4,614,601	9,062	128,280

Item 6 Exhibits

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

Date: May 13, 2005

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
10.1
Settlement Agreement and General Release, effective as of April 13, 2005, by and among SysComm International Corp., Applied Digital Solutions, Inc., Jerome Artigliere, Richard Sullivan, Scott Silverman, Kevin McLaughlin and Anat Ebenstein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.2
Office Lease Agreement, dated as of April 15, 2005, by and between Faircorp Associates, L.L.C. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

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