Form 10-Q
period 2005-06-30
INFOTECH USA INC
filed 2005-08-12
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

[_]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 0-22693

InfoTech USA, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-2889809
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey 07004
(Address, including zip code, of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (973) 227-8772

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  [X]     No  [  ]

        As of August 11, 2005, 4,895,998 shares of our common stock were outstanding.

InfoTech USA, Inc.

Signature
Exhibits

Part I      Financial Information

Item 1      Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands, except par value)

	June 30, 2005	September 30, 2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 458	$ 291
Accounts receivable, net of allowance for doubtful accounts
of $103 and $97	3,472	3,377
Inventories	452	113
Note receivable - Parent Company	1,000	1,000
Other current assets	215	414

Total current assets	5,597	5,195
Property, equipment and improvements, net	145	183
Goodwill, net	1,453	1,453
Other assets	186	174

Total assets	$ 7,381	$ 7,005

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit - Wells Fargo	$ 11	$ 812
Amounts due to Parent Company	94	95
Accounts payable	1,251	264
Accrued expenses and other liabilities	1,073	921

Total liabilities	2,429	2,092

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 5,757 shares
issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Accumulated deficit	(841)	(880)
Treasury stock, 861 shares, carried at cost	(918)	(918)

Total stockholders’ equity	4,952	4,913

Total liabilities and stockholders’ equity	$ 7,381	$ 7,005

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(in thousands, except per share data) (unaudited)

	For the three months ended June 30		For the nine months ended June 30

	2005	2004	2005	2004

Revenue:
Product revenue	$ 3,815	$ 4,022	$ 11,340	$ 10,556
Service revenue	410	855	1,651	2,570

Total revenue	4,225	4,877	12,991	13,126

Cost of sales:
Cost of products sold	2,984	3,553	9,121	9,172
Cost of services sold	316	544	1,183	1,695

Total cost of products and services sold	3,300	4,097	10,304	10,867

Gross profit	925	780	2,687	2,259

Selling, general and administrative expenses	852	777	2,537	2,381
Depreciation and amortization	23	46	69	138

Income (loss) from operations	50	(43)	81	(260)
Other expense	9	14	8	32
Interest expense (income)	15	(29)	43	(106)

Income (loss) before income tax expense (benefit)	26	(28)	30	(186)
Income tax expense (benefit)	1	3	(9)	(50)

Net income (loss)	$ 25	$ (31)	$ 39	$ (136)

Net income (loss) per common share - basic and diluted	$ 0.01	$(0.01)	$ 0.01	$ (0.03)

Weighted average number of common shares outstanding:
Basic	4,896	4,896	4,896	4,896

Diluted	5,303	4,896	5,207	4,896

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statement of Stockholders’ Equity
(in thousands) (unaudited)

	Common Stock		Additional				Total
			Paid-In	Accumulated	Treasury		Stockholders'
	Number	Amount	Capital	Deficit	Number	Amount	Equity

Balance, October 1, 2004	5,757	$58	$6,653	$(880)	861	$(918)	$4,913
Net income	—	—	—	39	—	—	39

Balance, June 30, 2005	5,757	$58	$6,653	$(841)	861	$(918)	$4,952

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(in thousands) (unaudited)

	For the nine months ended June 30,
	2005	2004

Cash flows from operating activities
Net income (loss)	$ 39	$ (136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69	138
Deferred income taxes	—	(50)
Changes in operating assets and liabilities
Increase in accounts receivable	(95)	(1,491)
(Increase) decrease in inventories	(339)	49
Decrease (increase) in other current assets	199	(81)
Increase in other assets	(12)	—
Increase (decrease) in accounts payable and accrued
expenses	1,139	(221)

Net cash provided by (used in) operating activities	1,000	(1,792)

Cash flows from investing activities
Capital expenditures	(31)	(37)
Payments received on loan to Parent Company	—	13
Proceeds from disposition of property and equipment	—	6

Net cash used in investing activities	(31)	(18)

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(801)	1,212
Payments of capital lease obligations	—	(19)
Net payments on Parent Company line of credit	(1)	—

Net cash (used in) provided by financing activities	(802)	1,193

Net increase (decrease) in cash and cash equivalents	167	(617)

Cash and cash equivalents - beginning of period	291	855

Cash and cash equivalents - end of period	$ 458	$ 238

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(in thousands, except per share data) (unaudited)

1.         Basis of Presentation

             In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2005, their results of operations for the three and nine months ended June 30, 2005 and 2004, changes in stockholders’ equity for the nine months ended June 30, 2005 and cash flows for the nine months ended June 30, 2005 and 2004. Information included in the consolidated condensed balance sheet as of September 30, 2004 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

             The consolidated results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending September 30, 2005.

2.        Principles of Consolidation

             The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.        Inventories

             Inventories at June 30, 2005 and September 30, 2004 consist of:

	June 30, 2005	September 30, 2004

Finished goods	$ 480	$ 142
Allowance for excess and obsolescence	(28)	(29)

Totals	$ 452	$ 113

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

             At June 30, 2005 and 2004, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	June 30,

	2005	2004

Employee stock options	3,825	3,855
Warrants (exercisable at $.5775 per share)	300	300

Totals	4,125	4,155

             The assumed effect of the exercise of employee stock options and warrants for the three and nine months ended June 30, 2005 had an immaterial effect on diluted earnings per share based on 5,303 and 5,207 diluted weighted average shares outstanding, respectively. Since the Company had a net loss for the three and nine months ended June 30, 2004, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive.

5.        Stock-Based Compensation

             The Company measures compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) of net income or loss as if the Black-Scholes option pricing model, which is a fair value based method of accounting for stock options under SFAS 123, had been applied if such amounts differ materially from the historical amounts. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated condensed financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending December 31, 2006. The Company’s historical net income (loss) and net income (loss) per common share and pro forma net income (loss) and net income (loss) per common share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30

	2005	2004	2005	2004

Net income (loss) – as reported	$ 25	$ (31)	$ 39	$ (136)
Deduct total stock-based employee
compensation expense
determined under a fair value
based method for all awards,
net of related tax effects	(23)	(71)	(68)	(116)

Net income (loss) – pro forma	$ 2	$ (102)	$ (29)	$ (252)

Net income (loss) per share:
Basic and diluted – as reported	$ 0.01	$(0.01)	$ 0.01	$(0.03)

Basic and diluted – pro forma	$ 0.00	$(0.02)	$(0.01)	$(0.05)

             There were no options issued during the three and nine months ended June 30, 2005. There were 200 options issued during the three and nine months ended June 30, 2004.

6.         Related Party Transactions

             On June 27, 2003, the Company loaned $1.0 million to its Parent Company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis. The Company earned $40 in interest income during the three months ended June 30, 2005 and 2004, and $121 during the nine months ended June 30, 2005 and 2004. The principal and any unpaid interest is due June 30, 2006. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of June 30, 2005, the market value of the shares of stock of Digital Angel was $2,850 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.        Financing Agreements

             The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a financing agreement with IBM Credit in effect as of June 30, 2005 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the previous IBM Credit Agreement for Wholesale Financing.

             Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2005, the Company had a borrowing base of approximately $1,074 and availability of approximately $463 under the credit facility.

             The Company had borrowings under the Wells Fargo line of credit of $11 and $1,212 at June 30, 2005 and 2004, respectively. Borrowings under the IBM Credit financing arrangement amounted to $378 at June 30, 2005, and are included in either accounts payable or accrued expenses and other liabilities. The Company did not have any borrowings under the IBM Credit financing arrangement at June 30, 2004.

             The credit facility requires the Company to maintain certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of June 30, 2005.

             On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of June 30, 2005, the Company had fully utilized the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

8.        Legal Matters

             On April 13, 2005, the Company entered into a Settlement Agreement and General Release with its former President, Chief Executive Officer and director, Anat Ebenstein. Ms. Ebenstein filed a complaint against the Company, Applied Digital and certain of Applied Digital’s officers and directors, on October 22, 2002 in the Superior Court of New Jersey, Mercer County. Ms. Ebenstein’s complaint sought compensatory and punitive damages of $1,000 arising from an alleged improper termination of her employment.

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

             In prior periods, the Company accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly, the Company reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the income statement for the nine months ended June 30, 2005 of approximately $168.

9.        Operating Lease

             On April 14, 2005, the Company entered into an office lease with Faircorp Associates, L.L.C. for the office space that it has been using for its headquarters, located at 7 Kingsbridge Road, Fairfield, New Jersey. The term of the lease is five years, which is expected to commence on the earlier of January 1, 2006 or the termination date of our existing sublease agreement relating to the same space. The Company has a renewal option for one additional five-year period. The monthly lease rate will be $13. The lease obligations under this lease will be approximately $114 for fiscal 2006, $152 for fiscal 2007, $152 for fiscal 2008, $152 for fiscal 2009, $152 for fiscal 2010 and $38 thereafter.

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Revenue:
Product revenue	90.3%	82.5%	87.3%	80.4%
Service revenue	9.7	17.5	12.7	19.6

Total revenue	100.0	100.0	100.0	100.0

Cost of sales:
Cost of products sold	70.6	72.9	70.2	69.9
Cost of services sold	7.5	11.1	9.1	12.9

Total cost of products and services sold	78.1	84.0	79.3	82.8

Gross profit	21.9	16.0	20.7	17.2
Selling, general and administrative expenses	20.2	15.9	19.5	18.1
Depreciation and amortization	0.5	1.0	0.5	1.1

Income (loss) from operations	1.2	(0.9)	0.7	(2.0)
Other expense	0.2	0.3	0.1	0.2
Interest expense (income)	0.4	(0.6)	0.4	(0.8)

Income (loss) before income tax expense (benefit)	0.6	(0.6)	0.2	(1.4)
Income tax expense (benefit)	0.0	0.0	(0.1)	(0.4)

Net income (loss)	0.6	(0.6)	0.3	(1.0)

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
(in thousands unless otherwise noted)

             Sales for the quarter ended June 30, 2005 decreased $652, or 13.4%, to $4,225 from $4,877, for the same quarter last year. The decrease was primarily due to a decrease in product sales to some of our large customers compared to last year combined with a significant reduction in service sales as a result of a drop in volume from a large service contract with IBM Corporation. Product sales decreased by $207, or 5.1%, in the third quarter of 2005 to $3,815, compared to $4,022 in the third quarter last year. Service sales decreased $445, or 52.0%, from $855 in the quarter ended June 30, 2004 compared to $410 in the same quarter this year. The decrease was primarily due to a drop in time and material services sales related to a service contract with IBM Corporation. We do not expect the sales volume from the IBM Corporation contract to return to last year’s levels. However, we expect our overall sales volume for the last quarter of fiscal year 2005 to return to levels at or above last year due to the improved IT market conditions and our continued focus on high-end, Intel-based products and related services.

             Gross profit increased by $145, or 18.6%, to $925 in the quarter ended June 30, 2005 compared to $780 in the same quarter last year. The increase in gross profit was primarily due to higher than usual product margins which was somewhat offset by low service gross margins. Total gross margin increased to 21.9% from 16.0% in the third quarter of 2004. The increase was due to a combination of favorable pricing from our vendors, stemming from price drops and negotiated terms, and an increase in high-end product sales. This was somewhat offset by low service margins stemming from an underutilization of technicians and engineers during the third quarter. Product margins rose to 21.8% in the quarter ended June 30, 2005 compared to 11.7% in the same quarter last year, while service margins declined to 22.9% for the third quarter of 2005 from 36.4% in the third quarter of 2004. We expect the service margins to improve during the last quarter of 2005 as a result of improved utilization of our engineers due to upcoming projects, and our continued focus on selling high-end products and related services.

             Selling, general and administrative expenses increased $75, or 9.7%, to $852 in the quarter ended June 30, 2005, compared to $777 for the same quarter last in 2004. The increase was primarily due to salary increases given to non-management personnel, higher selling expense and commissions related to higher gross profit, and increased accounting expenses associated with evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient to meet customer demand, however we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates. Accounting fees in 2005 are expected to remain higher than last year due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002.

             Depreciation and amortization expense for the third quarter of 2005 decreased $23, or 50.0%, from $46 in the third quarter of 2004 to $23 in the third quarter of 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

             Operating income for the third quarter of 2005 was $50 compared to an operating loss of $43 for the third quarter of 2004.

             Interest expense was $15 in the third quarter of 2005 compared to interest income of $29 in the third quarter of 2004. The net interest expense for the quarter ended June 30, 2005 was a result of interest expense of $55 incurred in connection with the Wells Fargo credit facility, which was largely offset by interest income of $40 earned in connection with the loan made to Applied Digital. The net interest income in the third quarter of last year was a result of interest income of $41 earned in connection with the loan made to Applied Digital and interest expense of $12 which was primarily interest expense in connection with the IBM Credit financing arrangement.

             Income tax expense was $1 for the third quarter of 2005 compared to an income tax expense of $3 for the same period last year. The income tax expense in the third quarter of 2005 was the result of minimum state income tax payments made and the income tax expense recorded in the third quarter of 2004 was a result of adjustments made to deferred taxes.

             Our net income for the quarter ended June 30, 2005 was $25, compared to a net loss of $31 in the quarter ended June 30, 2004.

Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004 (in thousands unless otherwise noted)

             Revenue for the first nine months of fiscal year 2005 decreased $135 or 1.0% to $12,991 from $13,126 in the first nine months of fiscal year 2004. The decrease was due to a decline in services sales which, was largely offset by an increase in product sales. Product sales during the nine months ended June 30, 2005 increased by $784, or 7.4%, to $11,340 from $10,556 for the same period last year. Service sales decreased $919, or 35.8%, from $2,570 during the first nine months of fiscal year 2004 to $1,651 during the first nine months of fiscal year 2005. This decrease was primarily a result of the drop in time and material services sales due to a significant reduction in volume in our IBM Corporation service contract. We do not expect the sales volume from the IBM Corporation contract to return to last year’s levels. However, we expect our overall sales volume for the last quarter of fiscal year 2005 to return to levels at or above last year due to the improved IT market conditions and our continued focus on high-end, Intel-based products and related services.

             Gross profit increased $428 or 18.9%, for the nine months ended June 30, 2005, to $2,687 from $2,259 in the same period last year. The increase in gross profit was primarily due improved product margins which was somewhat offset by lower service margins. Total gross margin increased to 20.7% from 17.2% in the first nine months of 2005 compared to 2004. Product margin increased to 19.6% for the nine months ended June 30, 2005 compared to 13.1% for the same period last year due to the increase in sales of high-end products, which yield higher profit margins and favorable product pricing from our vendors in the third quarter of 2005. Service margins decreased to 28.3% in the first nine months of 2005 from 34.0% in 2004. This decrease was primarily due to the underutilization of technicians and engineers during the second and third quarters of 2005. We expect margins to be steady for the balance of the fiscal year due to our focus on high-end products and related services and our efforts made during the end of the second and third quarters, to improve the utilization of our technicians and engineers.

             Selling, general and administrative expenses increased $156, or 6.6%, to $2,537 for the first nine months of 2005, compared to $2,381 for the same period in fiscal year 2004. The increase in expense was primarily due to an increase in sales expense and commissions related to higher gross profit, an increase in salaries to non-management personnel made in the second quarter and an increase in accounting expenses associated with the evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of 2002. These increases were somewhat offset as a result of settling a law suit with our former President, Chief Executive Officer and director, Anat Ebenstein (see Note 8 to the condensed consolidated financial statements) at an amount less than previously expected. Accounting fees in 2005 are expected to remain higher than last year due to the expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

             Depreciation and amortization expense for first nine months of 2005 decreased $69, or 50.0%, to $69 in 2005 from $138 in the first nine months of 2004. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

             Operating income for the first nine months of 2005 was $81 compared to an operating loss of $260 during the same period last year.

             Net interest expense was $43 in the first nine months of 2005, compared to a net interest income of $106 in the same period of 2004. The net interest expense was a result of interest expense of $164 incurred in connection with the Wells Fargo credit facility and was largely offset by interest income of $121 earned from the loan made to our majority stockholder, Applied Digital Solutions. The interest income earned in 2004 was primarily a result of the loan made to Applied Digital Solutions.

             Our net income for the nine months ended June 30, 2005 was $39, compared to a net loss of $136 for the same period last year.

Liquidity and Capital Resources
(in thousands unless otherwise noted)

             Our current ratio at June 30, 2005 was 2.30 compared to 2.48 at September 30, 2004. Working capital at June 30, 2005 was $3,168 up from $3,103 at September 30, 2004, an increase of $65.

             Cash provided by operating activities in the first nine months of fiscal year 2005 was $1,000, compared to cash used in operating activities in the first nine months of fiscal year 2004 of $1,792. The cash provided by operating activities in 2005 was primarily due to an increase in accounts payable resulting from a product purchased for a large sale at the end of the quarter, and a decrease in other current assets. This was somewhat offset by an increase in inventories on hand at June 30, 2005 for orders that did not ship until July 2005, and an increase in accounts receivable. The cash used in operating activities during 2004 was primarily a result of an increase in accounts receivable resulting from sales volume increases, a decrease in accounts payable and accrued expenses and our loss for the nine-month period.

              Cash used in investing activities was $31 for the first nine months of fiscal 2005, compared to cash used in investing activities of $18 for the first nine months of fiscal 2004. Cash used in investing activities of $31 for the nine months ended June 30, 2005 was a result of capital expenditures. Cash used in investing activities of $18 for the nine months ended June 30, 2004 was primarily a result of capital expenditures of $37, which was largely offset by an interest payment of $13 made on the loan to Applied Digital.

             Cash used in financing activities for the nine months ended June 30, 2005 was $802 compared to cash provided by financing activities of $1,193 for the nine months ended June 30, 2004. The use of cash in 2005 was primarily a result of payments made to reduce the outstanding amount due on the Wells Fargo line of credit. The net cash provided by financing activities for the nine months ended June 30, 2004 was mainly due to the net borrowings on the Wells Fargo line of credit.

             Our business activities are capital-intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect as of June 30, 2005 provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the prior IBM Credit Agreement for Wholesale Financing.

             Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2005, we had a borrowing base of approximately $1,074 and availability of approximately $463 under the credit facility.

             In connection with the execution of the credit agreement, we paid Wells Fargo an origination fee of $40. Each year, we will pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. In addition, we must pay Wells Fargo minimum monthly interest based on minimum borrowings of $1,500. We will incur additional fees if Wells Fargo terminates the credit facility upon default or if we terminate the credit facility prior to its termination date. These fees were $120 through June 30, 2005, the first year of the credit facility, $60 during the second year of the credit facility and $20 after the second year of the credit facility.

             The obligations under the credit agreement have been guaranteed by both of our subsidiaries and by us. In addition, we have pledged the stock of our subsidiaries and assigned our rights under the loan agreement to Applied Digital. The credit facility is further secured by a first priority security interest in substantially all of our assets.

             The credit facility requires us to maintain certain financial covenants, including (i) a debt to book net worth ratio, as defined in the credit agreement, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement, of at least $3,100 for each fiscal quarter and (iii) a minimum net income, as defined in the credit agreement, of at least $2 for the three fiscal quarters ended June 30, 2005 and a net loss not to exceed $60 for the year ended September 30, 2005, in order to accommodate the slower summer months. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent. At June 30, 2005, we were in compliance with these covenants.

             We had borrowings of $11 under the Wells Fargo line of credit as of June 30, 2005. Borrowings under the IBM Credit financing arrangement amounted to $378 at June 30, 2005, and are included in either accounts payable or accrued expenses and other liabilities. We did not have any borrowings under the IBM Credit arrangement at June 30, 2004.

             On May 19, 2005, we entered into an arrangement with one of our primary suppliers, Ingram Micro Inc. pursuant to which Ingram Micro provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under our credit facility with Wells Fargo. As of June 30, 2005, we had fully utilized the credit line with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

             We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, and current cash position will be sufficient to fund our operations and capital expenditures through at least June 30, 2006. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

             On April 14, 2005, we entered into an office lease with Faircorp Associates, L.L.C. The lease relates to approximately 10,143 square feet of office space located at 7 Kingsbridge Road, Fairfield, New Jersey, which is currently serving as office space for our headquarters. The term of the lease is five years, which is expected to commence on the earlier of January 1, 2006 or the termination date of our existing sublease agreement relating to the same space. We have a renewal option for one additional five-year period. The monthly lease rate will be $13. Our lease obligations under this lease will be approximately $114 for fiscal 2006, $152 for fiscal 2007, $152 for fiscal 2008, $152 for fiscal 2009, $152 for fiscal 2010 and $38 for fiscal 2011.

Recent Accounting Pronouncements

             In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends SFAS No. 123. The new standard will require us to expense employee stock options and other share-based payments over the related service period beginning with our fiscal quarter ending December 31, 2006. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and the effect that the adoption of SFAS No. 123(R) will have on our financial position and results of operations.

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

             There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

InfoTech USA, Inc.

By:	/s/ J. Robert Patterson
J. Robert Patterson Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: August 12, 2005

Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.2	Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.3	Certificate of Amendment of Certificate of Incorporation dated April 9, 2003 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.4	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

10.1	Settlement Agreement and General Release, effective as of April 13, 2005, by and among SysComm International Corp., Applied Digital Solutions, Inc., Jerome Artigliere, Richard Sullivan, Scott Silverman, Kevin McLaughlin and Anat Ebenstein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.2	Office Lease Agreement, dated as of April 15, 2005, by and between Faircorp Associates, L.L.C. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.3	Letter Agreement, dated May 13, 2005, from Ingram Micro Inc. to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.4	Security Agreement, dated May 3, 2005, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.5	Guaranty, dated May 3, 2005, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.6	Guaranty, dated May 3, 2005, by and between Information Technology Services, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed ;with the Commission on May 19, 2005)

10.7	Intercreditor and Subordination Agreement, dated May 16, 2005, by and between Ingram Micro Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.8	Second Amendment to Loan Documents, dated June 28, 2005, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2005)

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002