Form 10-K
period 2005-09-30
INFOTECH USA INC
filed 2005-12-23
CIK 1037417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

(Address of principal executive offices) (Zip code)                                           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of our common stock held by non-affiliates computed by reference to the average bid and asked prices of our common stock on March 31, 2005 was $1,860,479. For purposes of this calculation only, directors, executive officers and the principal controlling stockholder of the registrant are deemed to be affiliates.

The number of shares outstanding of each class of our common equity as of December 6, 2005 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01 per share	4,896,398

Certain portions of the registrant's definitive proxy statement in connection with the 2006 annual meeting of stockholders which will be filed with the Securities and Exchange Commission on or before January 28, 2006 are incorporated by reference in Part III of this Form 10-K.

1

i

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Annual Report, and in the documents incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are described further under “Risk Factors” in Item 1 below.

The words “believe,” “expect,” “plan,” “anticipate,” and “intend” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I

ITEM 1.	BUSINESS

General

We are a Delaware corporation incorporated in 1997. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, Inc., we are a full service provider of Information Technology (IT) solutions. We deliver complete lifecycle IT solutions for our customers. Our commitment to each customer is a customized solution that meets their business objectives. We operate principally within a single market segment, the IT segment, whereby we provide a wide portfolio of IT solutions that consist of procurement, logistical, managed, and professional services.

During 2005, we continued to advance our business plan of developing a customer-oriented IT solutions-based business model that combines a mix of IT services and products aimed at addressing our customer’s specific needs. To that end, we continue to employ two basic strategies to broaden the IT expertise we offer our customers. First, we build on our investment in high quality personnel by focusing on continuous training in order to achieve higher technical and sales certification levels from the manufacturers of high-end IT products. The advancement of our certification levels enables us to offer a greater variety of high-end IT products and services to our customers. Second, we continue to develop strategic alliances with outside technical service firms and manufacturers allowing us to offer a wider array of IT products and services to our customers.

A significant percentage of our revenue is derived from sales to educational institutions, the legal and financial community, medical facilities, and New York City governmental agencies. However, our customer base also includes retailers, manufacturers and distributors. Our customers include:

Centenary College

City of New York

GAF Materials Corporation

Greater New York Mutual

H. Lee Moffitt Cancer Center

Hackensack University Medical Center

Home Insurance Company

International Council of Shopping Centers

International Specialty Products

Lowenstein Sandler

Morgan Stanley PDI, Inc. Risk Enterprise Management Rutgers University Somerset Medical Center St. Joseph’s Medical Center Suburban Propane Sun Chemical Corporation Toys R Us

All of our revenue is derived from U.S.-based customers.

During 2005, three customers, GAF Materials Corporation, Hackensack University Medical Center and St. Joseph’s Hospital, accounted for 27%, 23% and 8% of our total revenue, respectively. During 2004, three customers, Hackensack University Medical Center, GAF Material Corporation and IBM Corporation, accounted for 28%, 17% and 8% of our total revenue, respectively. All of our top three customers for 2005 continue to be active customers.

Strategy

InfoTech has been in the business of delivering state-of-the-art IT solutions since 1980, and we have built extensive expertise in the IT arena. As emerging technologies redefine business models, we seek to help businesses identify cutting edge technology solutions that will arm them with a competitive edge. We maintain a solution-based approach aimed at enabling our customers to solve specific business problems, improve efficiency, reduce costs and improve security. We believe our dedication to the development of strategic alliances with providers of high-end products and services, and our continuous development of highly skilled, certified personnel give us the ability to execute on any IT initiative.

Market

We primarily target small- to medium-sized businesses. We also continue to focus on expanding the relationships we have with larger customers and on searching for new opportunities in the Fortune 1000 market. We believe the area for the greatest potential growth will continue to be the small- to medium-sized customers. We believe these customers are less likely to have the specialized internal expertise necessary to adopt newer, more complex IT initiatives that will address their business needs. We continue to seek out those companies that benefit from our solution-based model and target vertical markets in which we have experience and a competitive edge over other providers. Vertical markets include educational institutions, the legal and financial community, healthcare, manufacturers and New York City governmental agencies. Geographically, we continue to focus on the New York and New Jersey metropolitan areas.

Solutions Overview

As a full service IT provider, we offer a wide variety of IT solutions that are tailored for each unique IT need of our customers. From basic installation and operational assistance to complex enterprise network implementations, our goal is to provide a turnkey solution to today’s IT needs with a high level of customer service and satisfaction.

The solutions we offer are engaged at any point throughout the entire IT lifecycle of an organization. We utilize an industry best-practices approach: analyze, design, implement, operate, and optimize lifecycle methodology.

Practices

Microsoft Technologies Practice

Microsoft’s network operating system is the most dominant and familiar enterprise solution. As Microsoft continues to introduce newer, more robust operating systems, applications, and services into the enterprise market, InfoTech will continue to help our customers maximize the benefit from adopting these new operating systems and overcome the integration challenges they face.

Our expertise includes messaging and collaboration services that give our customers the needed expertise in designing and upgrading electronic communication systems. With the overlay and convergence of our established practices we are also more apt to provide for a compliant, secure, scalable, and efficient messaging architecture.

Virtualization Practice

As the market continues to demand more productivity from already strapped resources, the newest technology, virtualization, aims to save money for customers by leveraging existing resources more efficiently, reducing capital expense, decreasing implementation costs, and providing better redundancy.

We deliver to our customers the leadership, access to market leading software solutions and expertise necessary to initiate a virtualization strategy. Our consultants are fully trained and certified on virtualization products, and strategic third-party support products that will automate much of the intensive analysis and implementation tools for a thorough solution.

Security Practice

Pressure from multiple sources, such as shareholders, customers, auditors, and government regulators, continues to drive organizations to better secure their information assets. Due to the nature of security and the rapidly changing environment, security has become a program of evolution within an organization.

As external threats continue to leverage more sophisticated tools and processes, sustaining a constant vigil can be overwhelming for an organization. Our experience and exposure to such diverse environments allows us to design, deploy and manage superior security solutions that are more capable of defending our customers’ networks than the solutions they can implement on their own.

The threat isn’t simply from the outside. Most security breaches are instigated by inside threats. Consultants,

vendors, partners, or even disgruntled or misguided employees are all a threat to an organization. Our solutions work to secure all IT aspects within an organization. Providing the customer with real time analysis of vulnerabilities, we work to make our customers more proactive to threats.

Internetworking Practice

We deliver solutions that allow an organization to interconnect IT resources throughout the enterprise in whatever medium is necessary to meet the customers’ diverse connectivity requirements. Our expertise covers traditional Wide Area Networks (WAN), connecting our customers between their site(s) and the internet; Local Area Networks (LAN), providing high speed interconnectivity within a campus or single facility; and wireless networking technologies that allow our customers to remove tethered access and enable employees with computing mobility.

InfoTech has also partnered with MCI to offer access to their portfolio of products and services, including managed data transport such as MPLS and Frame Relay networks, voice services, and hosting facilities.

Storage Practice

Customers continue to increase their reliance on IT systems. As this data continues to grow in size and importance, many organizations need to move to a more robust storage solution that offers them a higher capacity, availability, redundancy, and efficiency. Our consultants lead customers through the complexities and challenges associated with analyzing data, selecting a storage strategy, designing storage architecture, deploying the equipment and streamlining the operations and management of storage solutions.

Our Storage portfolio offers a comprehensive solution set that meet the needs of small or large organizations regardless of performance requirements and budget constraints.

Systems Management Practice

The capital expense associated with IT procurement is only a small percentage of the total cost of ownership. Our system management practice evaluates a customer’s environment and positions the appropriate tool sets to meet the operational requirements. Utilizing systems management, we can significantly reduce the effort, speed the response and limit the productivity loss associated with the efforts to maintain, deploy, and operate new applications, workstations, servers, or other IT systems.

Strategic Service Offerings

We have developed service offerings that are packaged solutions directed at the enterprise and leverage multiple practices to execute. These solutions offer a comprehensive approach to industry leading initiatives that help meet business objectives within an organization. We have identified the initiatives and cross trained our highly specialized consultants to enable them to deliver these services.

Consolidation Strategies

We are a leader in developing a consolidation strategy that not only reduces costs, but also aggressively positions the organization for scalability through maximizing existing investments. Consolidation efforts can be directed at servers, storage facilities, and data center footprints.

VoIP

The convergence of voice and data utilizing internet technology to deliver Voice over Internet Protocol (VoIP) is a compelling technology that many organizations are actively evaluating or adopting. We provide full lifecycle support to our customers looking to leverage the advantages of this emerging technology. We also assume and manage the necessary infrastructure to deliver voice services to our customers’ employees without the expense of ramping internal support for this technology.

Compliance

We understand the security mandates that must be followed in regulated organizations, such as: healthcare, finance, and public corporations.

We offer bundled solutions geared to expertly address the emerging security and compliance requirements stemming from the Health Insurance Portability and Accountability Act (HIPAA), Gramm-Leach-Bliley Act (GLBA) and the Sarbanes-Oxley Act (SOX).

Business Continuity and Disaster Recovery (BCDR)

Business Continuity and Disaster Recovery has become a strong focus for our organization as well as our customers. The enormous increase in business transactions that take place electronically combined with the impact of recent disasters has given our customers a pressing urgency to effectively plan, design, and regularly test restoration of their businesses. An effective plan can avoid significant losses and meet regulatory compliance. We have the resources to deliver solutions that mitigate the risk associated with such catastrophes.

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

Warranty & Maintenance Support:

As an authorized service provider for Hewlett Packard, IBM, Lexmark and other manufacturers, we provide warranty support services for installed systems and network computing environments. We honor the manufacturers' warranties during the manufacturers’ warranty periods. Our maintenance agreements provide complete coverage for customers’ systems and network infrastructure environments, from server-based technologies, communications devices and management tools to desktop computers and all associated peripherals.

Growth Strategy

Our strategy is to be a leading provider of integrated IT services and products that add significant and measurable business value to small to medium-sized companies, Fortune 1000 companies and other organizations. The following are the key elements of our strategy:

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

We believe that our expertise in specific vertical markets considerably enhances our ability to help companies gain competitive advantages. In each of our vertical markets, we employ industry experts, pursue targeted sales and marketing, develop vertical based offerings and capitalize on referrals from existing customers. We will continue to emphasize this focus and will seek to expand the scope of our vertical expertise.

Hire and Retain Skilled Professionals

We believe our ability to deliver sophisticated IT solutions distinguishes us from our competitors. To deliver these services, we must continue to hire and retain skilled professionals in all disciplines and foster collaboration among them.

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

In 2005, we hired two new senior account managers to grow our customer and revenue base. We also hired a VP of Technology to manage our internal IT environment, manage our technical services pre-sales efforts, oversee our services department, and to strategically develop and align our technology portfolio with our customers’ technology needs in order to ensure we can deliver the IT solutions needed to be competitive, and enable our clients to be successful.

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

Strategic Alliances

We believe our relationships with leading technology partners provide increased visibility and sales opportunities. In 2005, we continued to maintain our status as a certified business partner of many of today’s leading information technology manufacturers. We are authorized to market products from Cisco, Citrix, Hewlett Packard, IBM, Lexmark, Microsoft, 3Com, and VM Ware. Additionally, in 2005 we added several new strategic partnerships and alliances, including Alternative Technology, Clear Cube, eVault, MCI and Tumbleweed.

Sales and Marketing

Our sales and marketing team continues to work hard to stay on top of the ever-changing IT environment. Our sales force is in a constant process of participating in and completing manufacturers’ training programs to give them the needed expertise and certification required to sell the higher-end product lines we continue to pursue in our overall strategy. In the coming year, we expect to expand our sales force’s capabilities beyond the certifications we have acquired and maintained that enable us to sell high-end connectivity products, enterprise storage area networks and virtualization products. In 2006, our goal is to raise our Microsoft certification level, become a VM Ware premier partner, and to expand our Cisco and Citrix certifications.

Additionally, we will continue to co-sponsor quarterly marketing campaigns with our technology partners. We continue to use our website and our marketing brochures to promote our company and its services. Our marketing brochures continue to be successful in promoting the InfoTech brand and have brought a higher level of professionalism to our sales and marketing team.

Competition

We compete in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Our primary competitors are AMC Computers, Delta Computec Inc., E-Plus Technologies, Ergonomic Group, En Pointe Technologies, Inc., Gotham, Micros to Mainframes, and Vicom, Inc. Additionally, we expect to face further competition from new market entrants and possible alliances between competitors in the future.

Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, pricing, quality and reliability of services, technical personnel and other support capabilities. While there can be no assurance that we will be able to continue to compete successfully with existing or new competition, we believe that we currently compete favorably due to our size and our focus on certain industry markets. InfoTech competes in one of the world’s largest IT markets, the New York City metropolitan area. Our total market share is less than 1%, and we focus primarily on small to medium-sized businesses in a few specific industries. Being a small company and focusing on few specific vertical markets gives us a competitive advantage in the following ways:

•       We are a relatively small company, and, as a result, we believe we are more easily able to adapt to individual customer needs allowing us to tailor our product and service delivery in a way that serves them best.

•       Being relatively small also enables us to foster close, long-term relationships with our customers across all levels of their organization.

•       Our focus on vertical markets enables us to leverage industry specific expertises to better position InfoTech within those markets.

•       We believe we have developed an excellent reputation in the specific vertical markets we serve. This reputation provides us with referral business as well as strong, relevant reference accounts when pursuing new clients in those industries.

•       We have established strategic alliances that allow us deeper penetration within existing accounts, enable us to attract newer customers through a more diverse and comprehensive portfolio, and provide us with the flexibility to implement high-demand technologies.

EMPLOYEES

As of December 20, 2005, we employed 28 full-time employees and 2 part-time employees. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

Customers typically do not place recurring “long-term” orders with us, resulting in a limited order backlog at any point in time. Our backlog was approximately $288,000 and $672,000 at December 20, 2005 and 2004, respectively. Given the lack of recurring orders from existing customers, our failure to receive orders from existing or new customers on a continuous basis in the future would have a material adverse effect on our financial condition, results of operations and cash flows.

RISK FACTORS

Customer Concentration and Lack of Recurring Revenue

During 2005, two customers, GAF Material Corporation and Hackensack University Medical Center, accounted for 27% and 23% of our revenue respectively. Additionally, GAF Materials Corporation and Hackensack University Medical Center comprised 20% and 28% of our accounts receivable as of September 30, 2005. The loss of either of these customers or the loss of significant orders from these customers or the inability of either of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

Less than 10% of our revenue is recurring revenue based on contracts or annual renewals. As a result, failure to receive orders from existing or new customers on a continuous basis in the future could have a material adverse effect on our results of operations or financial condition.

Key Personnel

Our ability to attract and retain employees is crucial to meeting our business objectives, particularly in the sales and technical areas of our company. As a relatively small company, we rely heavily on our key employees and managers to achieve our financial goals. In order for us to grow, it is necessary for us to have the ability to hire additional key personnel. We offer competitive compensation and benefit packages to attract and retain employees; however, we do not have employment agreements and there can be no assurance that we will be able to retain or attract the employees required to meet our business goals. The loss of key sales, technical or management personnel could have a material adverse effect on our results of operations or financial condition.

Changing Technology and Technical Certifications

We compete in the IT market space, which is constantly faced with changing technology. This environment presents a number of challenges that must be met in order for us to achieve our business goals. Failure to keep pace with changing technology or failure to develop the proper technology strategy that will result in a portfolio of technology solutions that will satisfy our customers’ needs could adversely affect our ability to maintain and grow our current customer base. This could have a material adverse effect on our results of operations or financial condition.

Additionally, our stated objective of continuing to sell high-end technical solutions is dependent on our ability to acquire and maintain certain technical certification levels required by the manufacturers we represent. These certifications must be held by the technical and engineering personnel as well as the sales personnel in order to be authorized to sell and service our manufacturers’ high-end products. Failure to acquire and maintain the technical certifications required could cause us to lose our authorization to sell certain high-end products, which could have a material adverse effect on our results of operations or financial condition.

Cyclical Nature of IT Markets

Historically, the IT market space has been subject to cyclical market upturns and downturns. Most recently, the IT market experienced a significant downturn which began in the first calendar quarter of 2001 and began to recover in approximately the fourth calendar quarter of 2003. These downturns resulting from the cyclical nature of IT could have a material adverse effect on our results of operations or financial condition.

Competition

The IT marketplace is highly competitive, particularly in the New York City metropolitan area where we compete. As a result, there are many competitors in our geographic area vying for customers as well as experienced IT sales and technical personnel. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than us. No assurance can be given that we will be able to compete successfully against current and future competitors.

Financing and Ability to Raise Capital

Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows.

In the fourth quarter of fiscal year 2004 and again in the fourth quarter of 2005, we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. While we expect to be able to maintain compliance with the amended financial covenants throughout the remainder of fiscal year 2006, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them. This could materially and adversely impact our financial condition, results of operations and cash flows.

Although we are a publicly traded company, it is unlikely that we would be able to raise capital through the issuance of stock. Our stock is traded on the OTCBB, where there is little visibility in the investment community and our share volume is very low, averaging less than 5,000 shares per day during fiscal year 2005. The combination of low visibility and low liquidity creates an unfavorable environment for us to be able to attract the investors needed to raise capital in the equity markets. Our inability to raise capital by these means may significantly impact our ability to fund our operations and future growth through expansion or acquisition.

Impairment Charges

In the fourth quarter of 2004 and again in fourth quarter of 2005, following the annual independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we recorded an impairment of our long-lived assets in the amount of $701,000 and $529,000, respectively. While we do not anticipate further impairment of these long lived assets, if, due to unforeseen circumstances, we do not meet our projections, we may determine that further impairment of these assets has occurred. This could result in recording additional impairment charges that will negatively affect our earnings.

Operating Losses

For the years ended September 30, 1999 through 2005, we experienced operating losses and as of September 30, 2005 our accumulated deficit was $1,648,000. While the change in our business model and strategic direction over the past few years has significantly improved our results, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, Applied Digital Solutions, Inc. (“ADS”) owns approximately 53% of our outstanding shares and our Chairman of the Board, Kevin McLaughlin, is the Chief Executive Officer of one of ADS’s wholly owned subsidiaries, VeriChip Corporation. As a result, ADS is able to exercise significant influence over our company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate: a change in control, acquisition, merger or other transaction, such as a transaction to take the company private.

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

AVAILABLE INFORMATION

Our internet address is www.infotechusa.com. Our internet address is included in this report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. We make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, through our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Commission. You may access these filings via the hyperlink to the Commission’s website that we provide on our website.

ITEM 2.  PROPERTIES

We lease 304 square feet of general office space in New York City at an annual rental of $43,000 pursuant to a one year lease. This lease expires on October 31, 2006. This location adequately serves our needs and is approximately 95% utilized.

We lease 9,661 square feet of general office space in Fairfield, New Jersey at an annual rental of $156,991 pursuant to a five year lease. This lease expires on December 31, 2010; however, we have a renewal option for an additional five-year period. This location adequately serves our needs and is approximately 75% utilized.

ITEM 3.	LEGAL PROCEEDINGS

On October 22, 2002, Anat Ebenstein, our former President, Chief Executive Officer, Chief Operating Officer and director, filed a complaint against us, Applied Digital Solutions, Inc. and certain officers and directors in connection with the termination of her employment. The complaint, filed in the Superior Court of New Jersey, Mercer County, sought compensatory and punitive damages of $1.0 million arising from an alleged improper termination. On April 13, 2005, in connection with the settlement of this matter, we agreed to forgive a $20,000 loan payable by Ms. Ebenstein to us and to pay Ms. Ebenstein $600,000, a portion of which was in the form of an annuity. Our employment practices liability insurance provider covered 90% of the amount payable by us under the terms of the settlement. In prior periods, we accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly, we reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the income statement for the year ended September 30, 2005 of approximately $168,000.

We are not party to any legal proceedings or claims at this time. Accordingly, we do not anticipate any material adverse impact on our financial position, results of operations or cash flows as a result of legal proceedings or claims.

We are not subject to any environmental or governmental proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

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

	High	Low
2004
First Quarter	$ 0.30	$ 0.18
Second Quarter	0.33	0.21
Third Quarter	0.45	0.25
Fourth Quarter	0.44	0.34
2005
First Quarter	$ 0.40	$ 0.24
Second Quarter	0.44	0.28
Third Quarter	0.41	0.32
Fourth Quarter	0.45	0.34

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

Holders

As of December 20, 2005, there were 52 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below, insofar as they relate to each of the five years ended September 30, 2005, are derived from, and are qualified by reference to, our audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 2001, 2002 and 2003 and for the years ended September 30, 2001 and 2002 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

Consolidated Statement of	For the Year Ended September 30,
Operations Data:	2005	2004	2003	2002	2001
	(amounts in thousands, except per share amounts)

Total revenue	$ 16,466	$ 16,684	$ 13,608	$ 25,182	$ 36,261
Cost of sales	13,146	13,845	11,154	20,765	30,076
Gross profit	3,320	2,839	2,454	4,417	6,185
Operating expenses	4,027(1)	4,024(2)	3,555	4,447	6,879
Loss from operations	(707)	(1,185)	(1,101)	(30)	(694)
Interest (expense) income	(57)	95	36	(274)	(272)
Other (expense) income	(13)	(46)	(26)	(223)	102

Loss before income taxes	(777)	(1,136)	(1,091)	(527)	(864)
Income tax benefit (expense)	9	(1,545)(3)	447	115	159

Net loss	$ (768)	$ (2,681)	$ (644)	$ (412)	$ (705)

Per Share Data:

Net loss per share – basic	$(0.16)	$ (0.55)	$ (0.13)	$ (0.08)	$ (0.15)

Weighted average number
of shares outstanding – basic	4,896	4,896	4,896	4,896	4,823

Consolidated Balance Sheet Data:
	As of September 30,
	2005	2004	2003	2002	2001
Working capital	$ 2,974	$ 3,103	$ 3,496	$ 4,081	$ 4,494
Total assets	6,050	7,005	9,368	9,757	19,071
Short term debt	106	907	126	148	1,954
Long term debt	-	-	-	21	2,440
Stockholders' equity	4,145	4,913	7,594	8,238	8,650

(1) In the fourth quarter of 2005, we recorded an impairment charge of $529 related to goodwill.

(2) In the fourth quarter of 2004, we recorded an impairment charge of $701 related to goodwill.

(3) In the fourth quarter of 2004, we recorded an impairment charge of $1,550 related to deferred taxes.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations.

	Years Ended September 30,
	2005	2004	2003
	%	%	%
Total revenue	100.0	100.0	100.0
Cost of sales	-79.8	-83.0	-82.0
Gross profit	20.2	17.0	18.0
Operating expenses	-24.5	-24.1	-26.1
Loss from operations	-4.3	-7.1	-8.1
Interest (expense) income	-0.4	0.6	0.3
Other expense	-0.1	-0.3	-0.2
Loss before income taxes	-4.8	-6.8	-8.0
Income tax benefit (expense)	0.1	-9.3	3.3
Net loss	-4.7	-16.1	-4.7

Fiscal Year 2005 Highlights

(in $’000s)

•

While the overall sales for 2005 were relatively flat compared to 2004, gross profit increased $481, or 16.9%, over last year. Product sales increased 7.6% and the gross profit margin on products rose from 13.3% in 2004 to 19.4% in 2005. We attribute the improvements to our continued focus on our strategy of selling high-end IT products.

•

Service sales were down 38.2% compared to 2004, primarily due to the significant reduction in our IBM Corporation service contract volume. Service margins were down as well, from 32.3% in 2004 to 25.9% in 2005, primarily due to underutilization of our technical staff.

•

In April 2005, we settled our law suit with our former President, Chief Executive Officer and director, Anat Ebenstein, which arose from an alleged improper termination of her employment. Although the settlement was approximately $600, 90% of the settlement was covered by our employment practices liability insurance and the financial statement impact was a favorable adjustment to the income statement of approximately $168 for the year ended September 30, 2005.

•

We incurred further impairment to the goodwill associated with the acquisition of our wholly-owned subsidiary InfoTech USA, Inc. that resulted in a charge of $529. Last year the impairment charge was $701.

•	Our loss from operations was $707 for fiscal year 2005, compared to $1,185 in fiscal year 2004.

•

We extended the maturity date of our $1,000 loan to ADS, more fully explained in Note 12 of the financial statements, to June 30, 2006, thereby enabling us to continue benefiting from the interest income from the loan. The interest rate on the loan remains at 16% per annum.

•	We secured additional financing of $500 from one of our key suppliers, Ingram Micro, which resulted in more financial flexibility and less reliance on our primary creditor, Wells Fargo.

•

We reduced our outstanding balance under our credit agreement with Wells Fargo by $802 at September 30, 2005, compared to a year ago. This was a result of stronger collections of our accounts receivable in the fourth quarter of 2005 compared to the fourth quarter of 2004.

•

Also in connection with our credit agreement with Wells Fargo, on October 31, 2005, we notified Wells Fargo that we did not expect to be in compliance with the covenant for cumulative net income. On November 4, 2005, we entered into an amendment and waiver with Wells Fargo. In connection with the amendment and waiver we agreed to pay a waiver fee of $25.

Fiscal Year 2005 Compared to Fiscal Year 2004

(in $’000s)

Sales for fiscal year 2005 decreased $218, or 1.3% to $16,466 from $16,684 in fiscal year 2004. The decrease in revenue was primarily a result of a decline in service sales, which was largely offset by higher product sales. Product sales for 2005 increased $1,026, or 7.6%, compared to 2004, while service sales for 2005 decreased $1,244, or 38.2%. The decrease in service sales was primarily a result of the drop in time and material service sales due to a significant reduction in volume in our IBM Corporation service contract. The contract expires in December 2005 and we do not expect the contract to be renewed. However, we expect our overall sales volume to remain stable in the coming fiscal year due to continued favorable IT market conditions and our continued focus on high-end, Intel-based products and related services.

Gross profit increased from $2,839 in fiscal year 2004 to $3,320, in fiscal year 2005, an increase of $481, or 16.9%. The increase in gross profit was primarily due to improved product margins, which were somewhat offset by lower service margins. Total gross margin increased in fiscal year 2005 to 20.2% from 17.0% in fiscal year 2004. Product margins increased to 19.4% in fiscal year 2005 from 13.3% in fiscal year 2004, while service margins decreased from 32.3% in 2004 to 25.9% in 2005. The increase in our product margin was primarily due to the increase in sales of high-end products, which yield higher profit margins. The decrease in service margins was primarily due to the underutilization of technicians and engineers, combined with an increase in parts expense in the fourth quarter of 2005. We expect the overall margins to remain strong in the coming fiscal year due to our focus on high-end products and related services and the efforts we made during fiscal year 2005 to improve the utilization of our technicians and engineers.

Selling, general and administrative expenses increased by $261 or 8.3% to $3,400 in fiscal year 2005, compared to $3,139 in fiscal year 2004. The increase was primarily due to an increase in sales expense and commissions related to higher gross profit, an increase in salaries to non-management personnel made in the first quarter of fiscal year 2005 and an increase in accounting expenses associated with the evaluation of our internal control required by Section 404 of the Sarbanes-Oxley Act of 2002. These expense increases were somewhat offset by the favorable settlement of the law suit with our former President, Chief Executive Officer and director, Anat Ebenstein (see Note 11 to the consolidated financial statements). We expect our management and administrative staff to be sufficient in the coming fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates. Additionally, in 2006 accounting fees are expected to remain high due to the expenses associated with complying with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense for fiscal year 2005 decreased $86, or 46.7%, from $184 in fiscal year 2004 to $98 in fiscal year 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

Following the annual independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we determined that there has been an impairment of $529 of our long-lived assets, which was recorded in the fourth quarter of 2005. The impairment was calculated using projections we compiled based on estimates of our future cash flows taking into account our history of operating losses and the overall volatility in the IT industry.

Loss from operations for fiscal year 2005 was $707 compared to $1,185 in fiscal year 2004. The loss from operations was primarily a result of the charge resulting from the goodwill impairment of $529. In 2004 the goodwill impairment charge was $701.

Other expense, net in fiscal year 2005 decreased $33, or 71.7% to $13 from $46 in fiscal year 2004.

Interest expense for fiscal year 2005 was $219 compared to $70 in fiscal year 2004. The interest expense was a combination of interest expense incurred in connection with the Wells Fargo credit facility of $217 and $57 in fiscal year 2005 and 2004, respectively, plus interest expense incurred in connection with the IBM Credit facility of $2 and $13 in fiscal year 2005 and 2004, respectively. The credit facilities are more fully explained in the “Liquidity and Capital Resources” section below.

Interest income of $162 and $165 in fiscal year 2005 and 2004, respectively, was primarily earned from the loan made to our majority stockholder, ADS.

Income tax benefit for fiscal year 2005 was $9 compared to an income tax expense of $1,545 in 2004. The income tax benefit realized in 2005 was primarily a result of the reversal of prior year state income tax over accruals. The income tax expense in 2004 was due to a valuation allowance made to our deferred tax asset.

Our net loss for fiscal year 2005 was $768 compared to a net loss of $2,681 in fiscal year 2004. Our net loss for 2005 and 2004 including pro-forma adjustments (see Note 1 of our consolidated financial statements) was $946 and $2,819 respectively.

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

Interest expense for fiscal year 2004 was $70 compared to $24 in fiscal year 2003. The interest expense for 2004 was a combination of interest expense of $57 incurred in connection with the Wells Fargo credit facility, plus interest expense of $13 incurred in connection with the IBM Credit facility. Interest expense for 2003 was a combination of interest expense of $11 incurred in connection with the IBM Credit facility plus interest expense of $5 incurred in connection with the line of credit with our Parent Company Applied Digital Solutions, plus interest expense of $7 incurred in connection with a capital lease.

Interest income of $165 and $60 in fiscal year 2004 and 2003, respectively, was primarily earned from the loan made to our majority stockholder, ADS.

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

Liquidity and Capital Resources

(in $’000s)

Cash provided by operating activities in fiscal 2005 was $1,572 compared to cash used in operating activities of $1,316 in 2004 and cash used in operating activities of $1,809 in fiscal year 2003. The cash provided by operating activities in 2005 was primarily a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses. These were somewhat offset by our operating loss. The decrease in accounts receivable in 2005 was primarily due to improved collections in the fourth quarter of 2005 compared to the fourth quarter of 2004. The increase in accounts payable and accrued expenses was primarily a result of increased purchases in September 2005 compared to September 2004. The cash used in operating activities in 2004 was primarily a result of our operating loss, an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable in 2004 was due to the overall increase in sales volume in fiscal year 2004. The decrease in accounts payable and accrued expenses in 2004 was primarily a result of a reduced outstanding balance with IBM Credit. The cash used in operating activities during 2003 was primarily a result our net loss and the increase in accounts receivable. This was somewhat offset by an increase in accounts payable. The increase in accounts receivable was mainly due to a large sale to one of our customers near the end of fiscal year 2003.

Cash used in investing activities in fiscal year 2005 was $36 as a result of capital expenditures. Cash used in investing activities in fiscal year 2004 was $29 resulting from capital expenditures which was somewhat offset by a partial repayment of the loan made to ADS and proceeds from disposal of equipment for its approximate carrying value. Cash used in investing activities in fiscal year 2003 of $691 was primarily a result of the $1,000 loan made to ADS. This was somewhat offset by the decrease in cash surrender value of life insurance stemming from the surrender of an insurance policy.

Net cash used in financing activities in 2005 was $801and was primarily due to net payments on the Wells Fargo line of credit. Net cash provided by financing activities in 2004 of $781was primarily a result net of borrowings on our line of credit with Wells Fargo. The net cash used in financing activities in 2003 of $43 was a combination of payments of long-term debt and payments made to ADS on the line of credit.

Our business activities are capital intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit provides for inventory financing up to $600 and is secured by a letter of credit issued under our Wells Fargo credit agreement in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility; (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2005 and 2004, we had a borrowing base of approximately $1,443 and $1,766, respectively, and availability under the credit facility as of September 30, 2005 and 2004 of approximately $583 and $354, respectively.

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

The obligations under the credit agreement have been guaranteed by both of our subsidiaries and by us. In addition, we have pledged the stock of our subsidiaries and assigned our rights under the loan agreement to ADS. The credit facility is further secured by a first priority security interest in substantially all of our assets.

The credit facility requires us to maintain certain financial covenants, including, for fiscal year 2005, a book net worth (calculated without taking into account any impairment or write-down of goodwill) of at least $3,200, a debt to book net worth ratio of not more than 1.5, and a minimum net income of at least 80% of the projected cumulative net income provided by us to Wells Fargo. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent.

Borrowing under the Wells Fargo line of credit amounted to $10 at September 30, 2005 and $812 at September 30, 2004. Borrowing under the IBM Credit financing arrangement amounted to $92 and $346 at September 30, 2005 and 2004, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, we finalized an agreement with one of our primary suppliers, Ingram Micro Inc., that provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at a rate of 1½% per month.

Our obligations under this credit line have been guaranteed by us and our subsidiary, Information Technology Services, Inc. The credit line is further secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under InfoTech’s credit facility with Well Fargo. The credit line will remain in effect until terminated by either party. As of September 30, 2005, $296 was outstanding under the Ingram line of credit, and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, Ingram and IBM Credit, and current cash position, will be sufficient to fund our operations and capital expenditures through at least September 30, 2006. As stated above, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs.

As described below under Item 9B – Other Information, which description is incorporated herein by reference, on October 31, 2005, we notified Wells Fargo that we did not expect to be in compliance with the covenants for cumulative net income contained in the credit facility with Wells Fargo as of and for the fiscal year ended September 30, 2005. Wells Fargo agreed to waive the anticipated non-compliance and, on November 4, 2005, we and our subsidiaries entered into an amendment and waiver with Wells Fargo.

On December 2, 2004, we notified Wells Fargo that as of and for the fiscal year ended September 30, 2004, we were not in compliance with the covenants for book net worth and cumulative net income contained in our credit agreement. Wells Fargo agreed to waive such non-compliance and, on December 24, 2004, we and our subsidiaries entered into an amendment and waiver with Wells Fargo.

As previously mentioned, we currently expect to maintain compliance with the amended financial covenants contained in our credit agreement with Wells Fargo throughout the remainder of fiscal year 2006. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them.

The table below summarizes our known contractual obligations, consisting of our operating lease commitments and our consulting agreements, as of September 30, 2005:

	Payments due by period
		Less than	1 - 3	3 -5	More than 5
	Total	1 Year	Years	Years	Years
Leases – premises	$ 922	$ 209	$ 504	$ 209	-
Lease – equipment	4	3	1	-	-
Consulting agreement(1)	30	30		-	-
Totals	$ 956	$ 242	$ 505	$ 209	-

(1) Represents payments due under an executive consulting agreement with John H. Spielberger, our former majority stockholder.

Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (the "FASB") issued revised Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Interpretation No. 46R requires companies with a variable interest in a variable interest entity to apply this guidance as of the first reporting period ending after December 15, 2003. The application of the guidance could result in the consolidation of a variable interest entity. The adoption of the provision of FIN 46R did not have any impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments the date they are granted and recognized as an expense over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS 123(R) shall be effective for the Company as of the beginning of the quarter ended December 31, 2005. The financial statement impact of adopting SFAS No. 123R depends upon the market value of the equity instruments, the valuation method used and the amount of the share based awards to be granted. Therefore, an accurate estimate of the financial statement impact cannot be made at this time, however it may have a material impact on the financial statements.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges in all circumstances. We are required to adopt SFAS 151 on October 1, 2006. We do not expect the adoption of SFAS 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), an amendment of APB No. 29 “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal year 2006. We do not believe that the adoption of SFAS 153 well have a material impact on our financial statements.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe it is not likely that we will be able to realize a substantial portion of the benefit of our deferred tax assets. This is primarily based on the combination of our historical losses, our loss incurred in fiscal year ended September 30, 2005, and the general outlook for the IT industry, resulting in an expectation of marginal profitability in the future. As a result we recorded an increase in our valuation allowance of $87 at September 30, 2005 and as a result did not record any deferred tax asset for the year ended September 30, 2005.

Valuation of Long-Lived Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Due to our historical losses, the loss incurred in fiscal year ended September 30, 2005, and the general outlook for the IT industry, we project marginal profitability in the future. Accordingly, we have determined that as of September 30, 2005, there has been an impairment of $529 of our long-lived assets.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

On October 31, 2005, we notified Wells Fargo that as of and for the fiscal year ended September 30, 2005, we did not expect to be in compliance with the covenants for cumulative net income contained in our credit agreement. Under the terms of our credit agreement with Wells Fargo, we were required to have cumulative net loss, as defined in the credit agreement, for the fiscal year ended September 30, 2005, not to exceed $(60). Wells Fargo agreed to waive such non-compliance and, on November 4, 2005, we, and our subsidiaries entered into an amendment and waiver with Wells Fargo. In connection therewith, we agreed to pay Wells Fargo a $25 waiver fee in three installments, $10 on January 2, 2006, $10 on February 6, 2006 and $5 on March 6, 2006.

Under the terms of the amendment and waiver, we are required to maintain a net loss, as defined in the credit agreement, not to exceed $200 for the fiscal quarter ending December 31, 2005, $292 for the two fiscal quarters ending March 31, 2006, $301 for the three fiscal quarters ending June 30, 2006 and $386 for the year ending September 30, 2006.

A copy of the amendment and waiver is filed as an exhibit to this annual report. The foregoing description of the amendment and waiver is only a summary and is qualified in its entirety by the full text of the amendment and waiver, which is incorporated by reference herein.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth under the captions “Election of Director and Ratification of Appointment of Director – Board of Directors,” “ – Legal Proceedings and Indemnification,” “ – Directorships,” “ – Board Committees and Meetings,” “ – Code of Ethics,” “ – Section 16(a) Beneficial Ownership Reporting Compliance” and “ – Executive Officers and Significant Employees” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the captions “Election of Director and Ratification of Appointment of Director – Executive Compensation,” “ – Option Grants in Last Fiscal Year,” “ – Aggregate Option Exercises in Last Fiscal Year and Year-End Values,” “ – Compensation of Directors” and “ – Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under the captions “Election of Director and Ratification of Appointment of Director – Ownership of Equity Securities,” and “– Principal Stockholders” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance as of September 30, 2005:

	Number of Securities to be Issued upon Exercise of Outstanding Options,	Weighted Average Exercise Price of Outstanding Options, Warrants and	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities
Plan Category	Warrants and Rights (a)	Rights (b)	Reflected in Column (a)

Equity compensation plans approved by security holders	3,455,000 (1)	$ 0.311	4,941,000

Equity compensation plans not approved by securities holders	950,000 (2)	$ 0.699	—

(1)

Represents 3,375,000 options which have previously been granted and which remain outstanding under our 2001 Flexible Stock Plan and 80,000 options which have previously been granted and which remain outstanding under our 1998 Stock Option Plan. Our 2001 Flexible Stock Plan initially had 2,500,000 shares of common stock reserved for issuance. This number is subject to an annual increase of 25% of the number of outstanding shares of common stock as of January 1 of each year but may not exceed 10,000,000 in the aggregate.

(2)

Represents (i) 350,000 options issued to consultants in connection with the provision of certain investment advisory services for us; (ii) 300,000 options issued in December 2000 to David A. Loppert, our former Chief Executive Officer, in connection with his employment with us and (iii) 300,000 warrants issued in December 2000 to John H. Spielberger, a former stockholder, in connection with the sale of his shares to ADS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is set forth under the caption “Election of Director and Ratification of Appointment of Director – Certain Relationships and Related Transactions” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the Proxy Statement for our 2006 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

Date: December 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ KEVIN MCLAUGHLIN (Kevin McLaughlin)	Chairman of the Board of Directors and Secretary	December 23, 2005
/S/ S. F. PEREZ (Sebastian F. Perez)	Chief Operating Officer, Acting President and Chief Executive Officer (Principal Executive Officer)	December 23, 2005
/S/ J. ROBERT PATTERSON (J. Robert Patterson)	Vice President, Treasurer, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	December 23, 2005
/S/ CHARLES L. DOHERTY (Charles L. Doherty)	Director	December 23, 2005
/S/ JEFFREY S. COBB (Jeffrey S. Cobb)	Director	December 23, 2005

LIST OF EXHIBITS

(Item 14 (c))

Exhibit Number	Description
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
4.1

Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001 (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 23, 2003)

10.1

Credit and Security Agreement, dated June 29, 2004, by and among InfoTech USA, Inc., InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.2

Guaranty by Corporations, dated June 29, 2004, by and among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.3

Stock Pledge Agreement, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.4

Collateral Assignment of Note, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.5

First Amendment and Waiver, dated as of December 24, 2004, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 29, 2004)

10.6

Agreement for Wholesale Financing, dated June 30, 2004, by and between IBM Credit, LLC and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.7

Commercial Loan Agreement, dated June 27, 2004, between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.8

Term Note, dated June 27, 2004, issued by Applied Digital Solutions, Inc. in favor of InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.9

Stock Pledge Agreement, dated June 27, 2004, between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.10

First Amendment to Loan Documents, dated June 28, 2004, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.11*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the registrant’s definitive Proxy Statement filed with the Commission on December 27, 1999)
10.12*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive Proxy Statement filed with the Commission on December 28, 1998)
10.13*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
10.14

Sublease Agreement dated as of May 25, 2000 by and between Sungard Portfolio Solutions and Information Products Center, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 23, 2003)

10.15	Second Amendment and Waiver, dated as of November 4, 2005, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc.
10.16

Settlement Agreement and General Release, effective as of April 13, 2005, by and among SysComm International Corp., Applied Digital Solutions, Inc., Jerome Artigliere, Richard Sullivan, Scott Silverman, Kevin McLaughlin and Anat Ebenstein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.17

Office Lease Agreement, dated as of April 15, 2005, by and between Faircorp Associates, L.L.C. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.18

Letter Agreement, dated May 13, 2005, from Ingram Micro Inc. to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.19

Security Agreement, dated May 16, 2005, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.20

Guaranty, dated May 16, 2005, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.21

Guaranty, dated May 16, 2005, by and between Information Technology Services, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.22

Intercreditor and Subordination Agreement, dated May 16, 2005, by and between Ingram Micro Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.23

Second Amendment to Loan Documents, dated June 28, 2005, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2005)

10.24*

Summary of the salaries for the Company’s named executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on October 4, 2005)

10.25	Summary of the directors’ compensation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on October 4, 2005)
21.1	List of Subsidiaries
31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3
September 30, 2005 and 2004

Consolidated Statements of Operations	F-4
Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity	F-5
Years ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows	F-6
Years ended September 30, 2005, 2004 and 2003

Notes To Consolidated Financial Statements	F-7/20

Schedule II - Valuation and Qualifying Accounts	S-1
Years ended September 30, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

InfoTech USA, Inc.

Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of InfoTech USA, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoTech USA, Inc. and Subsidiaries as of September 30, 2005 and 2004, and their results of operations and cash flows for the years ended September 30, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J. H. Cohn LLP

Roseland, New Jersey

December 8, 2005

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Assets
	September 30,
	2005	2004
Current Assets
Cash and cash equivalents	$ 1,026	$ 291
Accounts receivable (net of allowance for doubtful accounts
of $103 and $97)	2,476	3,377
Inventories	140	113
Note receivable – Parent Company	1,000	1,000
Other current assets	237	414
Total Current Assets	4,879	5,195

Equipment and improvements, net	121	183
Goodwill, net	924	1,453
Other assets	126	174

Total Assets	$ 6,050	$ 7,005
Liabilities And Stockholders’ Equity

Current Liabilities
Line of credit – Wells Fargo	$ 10	$ 812
Amounts due to Parent Company	96	95
Accounts payable	681	264
Accrued expenses and other liabilities	1,118	921

Total Liabilities	1,905	2,092

Commitments and contingencies

Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	—	—
Common shares:
Authorized 80,000 shares of $.01 par value; 5,757 shares
issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Accumulated deficit	(1,648)	(880)
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders’ Equity	4,145	4,913

Total Liabilities and Stockholders’ Equity	$ 6,050	$ 7,005

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For The Years Ended September 30,
	2005	2004	2003

Revenue
Product revenue	$ 14,457	$ 13,431	$ 11,071
Service revenue	2,009	3,253	2,537
Total revenue	16,466	16,684	13,608

Cost of sales
Cost of products sold	11,658	11,642	9,533
Cost of services sold	1,488	2,203	1,621
Total cost of products and services sold	13,146	13,845	11,154

Gross profit	3,320	2,839	2,454
Selling, general and administrative expenses	3,400	3,139	3,332
Depreciation and amortization	98	184	223
Asset impairment charges	529	701	—
Loss from operations	(707)	(1,185)	(1,101)
Other expense, net	13	46	26
Interest expense	219	70	24
Interest income	162	165	60
Loss before income tax (benefit) expense	(777)	(1,136)	(1,091)
Income tax (benefit) expense	(9)	1,545	(447)

Net Loss	$ (768)	$ (2,681)	$ (644)

Net Loss Per Common Share – Basic	$ (0.16)	$ (0.55)	$ (0.13)

Weighted Average Number Of Common Shares
Outstanding - Basic	4,896	4,896	4,896

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended September 30, 2005, 2004 and 2003

(In thousands)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-In	(Accumulated	Treasury	Stockholders’
	Number	Amount	Capital	Deficit)	Stock	Equity

Balance – October 1, 2002	5,757	$ 58	$ 6,653	$ 2,445	$ (918)	$ 8,238

Net Loss	—	—	—	(644)	—	(644)

Balance – September 30, 2003	5,757	58	6,653	1,801	(918)	7,594

Net Loss	—	—	—	(2,681)	—	(2,681)

Balance – September 30, 2004	5,757	58	6,653	(880)	(918)	4,913

Net Loss	—	—	—	(768)	—	(768)

Balance – September 30, 2005	5,757	$ 58	$ 6,653	$ (1,648)	$ (918)	$ 4,145

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities
Net loss	$ (768)	$ (2,681)	$ (644)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	98	184	223
Deferred income taxes	—	1,545	(450)
Asset impairment charges	529	701	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	901	(422)	(1,042)
(Increase) decrease in inventories	(27)	7	(29)
Decrease (increase) in other current assets	177	(131)	(167)
Decrease (increase) in other assets	48	(56)	—
Increase (decrease) in accounts payable
and accrued expenses	614	(463)	300
Net cash provided by (used in) operating activities	1,572	(1,316)	(1,809)

Cash flows from investing activities
Capital expenditures	(36)	(48)	(25)
Payments received on trade note receivable	—	13	18
Notes received for loan to Parent Company	—	—	(1,013)
Proceeds from disposition of property and equipment	—	6	—
Net decrease (increase) in cash surrender value of life insurance	—	—	329
Net cash (used in) investing activities	(36)	(29)	(691)

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(802)	812	—
Payments of capital lease obligations and other long-term debt	—	(21)	(21)
Net payments on Parent Company line of credit	1	(10)	(22)
Net cash (used in) provided by financing activities	(801)	781	(43)

Net increase (decrease) in cash and cash equivalents	735	(564)	(2,543)

Cash and cash equivalents – beginning of year	291	855	3,398

Cash and cash equivalents – end of year	$ 1,026	$ 291	$ 855

Supplemental disclosure of cash flow information
Income taxes paid	$ 8	$ 29	$ 35
Interest paid	219	70	23

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Per Share Amounts)

Note 1 – Summary Of Significant Accounting Policies

Business Organization And Basis Of Presentation

InfoTech USA, Inc. (the “Company”) was incorporated on September 30, 1987 as a Delaware corporation. The Company has two subsidiaries: Information Technology Services, Inc. (doing business as InfoTech), a New York Corporation since 1980, and InfoTech USA, Inc., a New Jersey corporation since 1983. The Company is controlled by its 53% majority stockholder, Applied Digital Solutions, Inc. ("ADS", “Applied Digital” or the "Parent Company").

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

The Company reviews the movement of inventories on an item-by-item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

returns and price protection policies, the Company determines the need for an inventory valuation allowance. The allowance was $28, $29 and $39 as of September 30, 2005, 2004 and 2003, respectively.

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

Depreciation and amortization are computed using straight-line and accelerated methods over the following estimated useful lives:

Estimated Useful Life

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

Goodwill

The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") in fiscal 2002, goodwill was amortized on a straight-line basis over 10 years. Goodwill is no longer amortized. Instead, it is tested at least annually for impairment utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such business (reporting unit). If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step based on the excess, if any, of the reporting unit’s carrying value over its fair value.

The Company determines the fair value of the business acquired for purposes of the initial test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future profitability, cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The Company performs its annual impairment test during the fourth quarter absent any interim impairment indicators. See Note 4 for the impact of the adoption of SFAS 142 on the consolidated financial statements and charges for impairment in 2005 and 2004.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires the use of the

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

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

Net Income (Loss) Per Common Share

The Company presents "basic" income (loss) per common share and, if applicable, "diluted" income per common share, pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic income (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

Since the Company had net losses in 2005, 2004 and 2003, the assumed effects of the exercise of employee stock options for the purchase of 4,105, 3,855 and 4,070 common shares outstanding and 300 warrants outstanding at September 30, 2005, 2004 and 2003, respectively, would have been anti-dilutive. The warrants are exercisable at $0.58 per share and expire on December 31, 2010.

Cash And Cash Equivalents

The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value Of Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note receivable from the Parent Company and the line of credit borrowings approximate fair values because they bear interest at market interest rates and have a relatively short maturities. The carrying value of the cash surrender value of life insurance policies approximate fair value because the balance is recorded at the amount realizable if the policies were terminated as of the balance sheet date.

Stock-based compensation

In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company has recognized compensation costs as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the stock (the "intrinsic value method"). However, the Company has not been required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company also makes pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures" ("SFAS 148") of net income or loss as if the Black-

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Scholes option pricing model, which is a fair value based method of accounting for stock options under SFAS 123, had been applied if such amounts differ materially from the historical amounts.

No earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for the stock options granted by the Company to its employees since all of those options have been granted at exercise prices that equaled or exceeded the market value at the date of grant. The Company's historical net loss and net loss per common share and pro forma net loss and net loss per common share assuming compensation cost had been determined in 2005, 2004 and 2003 based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 are set forth below:

	2005	2004	2003

Net loss - as reported	$ (768)	$ (2,681)	$ (644)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects	(178)	(138)	—

Net loss - pro forma	$ (946)	$ (2,819)	$ (644)

Net Loss Per Common Share:
Basic - as reported	$ (0.16)	$ (0.55)	$ (0.13)
Basic - pro forma	(0.19)	(0.58)	(0.13)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted in 2005 and 2004 (no options were granted in 2003):

	2005	2004

Risk-free interest rates	4.2%	4.5%
Expected option lives	8 years	8 years
Expected volatilities	78%	109%
Expected dividend yields	0%	0%

As a result of the amendments to SFAS 123, the Company will be required to expense the fair value of all employee stock options over the service period beginning with its fiscal quarter ending December 31, 2005.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued, are estimated based on the Black-Scholes option-pricing model, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to the EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if the Company had paid cash for the goods or services.

Note 2 – Other Current Assets

	2005	2004

Vendor receivables (rebates and returns)	$ 18	$ 74
Prepaid expenses	172	219
Miscellaneous receivable	42	116
Other	5	5

Totals	$ 237	$ 414

Note 3 – Property, Equipment And Improvements

	2005	2004

Computer equipment	$ 1,498	$ 1,462
Furniture and fixtures	277	277
Leasehold improvements	69	69
	1,844	1,808
Less accumulated depreciation and amortization	(1,723)	(1,625)

Totals	$ 121	$ 183

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations and related accumulated depreciation in the total amount of $64 at September 30, 2005 and 2004, respectively. Amortization expense of capital lease assets was included in depreciation expense.

Depreciation and amortization charged to operations amounted to $98, $184 and $223 for 2005, 2004 and 2003, respectively.

Note 4 – Goodwill

Goodwill consists of the unamortized excess of cost over fair value of tangible and identifiable intangible assets of InfoTech USA, Inc. at the date of acquisition. The Company applied APB No. 16, "Business Combinations," and used the purchase method of accounting for this acquisition in 2001. Goodwill at September 30, 2005 and 2004 consists of:

	2005	2004

Original balance	$ 2,339	$ 2,339
Less accumulated amortization	(185)	(185)
Less impairment	(1,230)	(701)

Carrying value	$ 924	$ 1,453

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the standard. SFAS 142 also required an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Valuation analysis testing for goodwill impairment as of September 30, 2005 and September 30, 2004 resulted in a charge for goodwill impairment of $529 and $701 respectively.

Note 5 – Other Assets

	2005	2004

Cash surrender value of life insurance policies	$ 46	$ 76
Other	80	98

Totals	$ 126	$ 174

Note 6 – Financing Arrangements

The Company’s financing agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”), entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a financing agreement with IBM Credit in effect as of September 30, 2005, that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the IBM Credit Agreement for Wholesale Financing dated as of April 20, 1994.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility; (ii) the $600 letter of credit outstanding under the credit facility which secures the Company’s obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2005 and 2004, the Company had a borrowing base of approximately $1,443 and $1,766, respectively, and availability under the credit facility as of September 30, 2005 and 2004 of approximately $583 and $354, respectively.

In connection with the execution of the credit agreement, the Company paid Wells Fargo an origination fee of $40. Each year, the Company must pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. Additionally, there is minimum monthly interest based on minimum borrowings of $1,500. The Company will incur additional fees if Wells Fargo terminates the credit facility upon default or if the Company terminates the credit facility prior to its termination date. These fees are $120 during the first year of the credit facility, $60 through June 30, 2005 and $20 through June 30, 2006.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

The obligations under the credit agreement have been guaranteed by the Company and by both of the Company’s subsidiaries. In addition, the Company has pledged the stock of its subsidiaries and assigned the rights under its loan agreement with Applied Digital. The credit facility is further secured by a first priority security interest in substantially all assets.

As amended as of November 4, 2005, the credit facility requires the Company to maintain certain financial covenants, including a book net worth (calculated without taking into account any impairment or write-down of goodwill) of at least $3,200, a debt to book net worth ratio of not more than 1.5, and a minimum net income of at least 80% of the projected cumulative net income provided by the Company to Wells Fargo. In addition, the credit facility prohibits the Company from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by the Company, without Wells Fargo’s consent.

Borrowings under the Wells Fargo line of credit amounted to $10 and $812 at September 30, 2005 and 2004, respectively. Borrowings under the IBM Credit financing arrangement amounted to $92 and $346 at September 30, 2005 and 2004, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of September 30, 2005, the Company had $296 outstanding with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

Management believes that the financing arrangements with Wells Fargo, IBM Credit and Ingram, and cash position as of September 30, 2005 will be sufficient to fund the Company’s operations and capital expenditures through at least September 30, 2006. The Company’s long-term capital needs may require additional sources of credit. There can be no assurances that the Company will be successful in negotiating additional sources of credit for its long-term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs may materially and adversely impact its financial condition, results of operations and cash flows.

On December 2, 2004, the Company notified Wells Fargo that as of and for the fiscal year ended September 30, 2004, the Company was not in compliance with the covenants for book net worth and cumulative net income contained in the Company’s credit agreement. Wells Fargo agreed to waive such non-compliance and, on December 24, 2004, the Company, and the Company’s subsidiaries entered into an amendment and waiver with Wells Fargo.

On October 31, 2005, the Company notified Wells Fargo that the Company did not expect to be in compliance with the covenants for cumulative net income contained in the credit facility with Wells Fargo as of and for the fiscal year ended September 30, 2005. Wells Fargo agreed to waive the anticipated non-compliance and, on November 4, 2005, the Company and its

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

subsidiaries entered into an amendment and waiver with Wells Fargo. In connection therewith, the Company agreed to pay Wells Fargo a $25 waiver fee in three installments, $10 on January 2, 2006, $10 on February 6, 2006 and $5 on March 6, 2006.

Under the terms of the amendment and waiver, the Company is required to maintain a net loss, as defined in the credit agreement, not to exceed $200 for the fiscal quarter ending December 31, 2005, $292 for the two fiscal quarters ending March 31, 2006, $301 for the three fiscal quarters ending June 30, 2006 and $386 for the year ending September 30, 2006.

Management currently expects to maintain compliance with the amended financial covenants contained in the Company’s credit agreement with Wells Fargo throughout the remainder of fiscal year 2006. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, the Company may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, the Company will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that the Company would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to the Company. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts the Company owes them.

Note 7 – Income Taxes

Income tax (benefit) expense consists of the following:

	Years Ended September 30,
	2005	2004	2003

Current	$ (9)	$ —	$ —
Deferred	—	1,545	(447)

Totals	$ (9)	$ 1,545	$ (447)

The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2005	2004	2003
	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	3	3	3
Non-deductible goodwill write-off	23	21	—
State income taxes, net of Federal benefits	(6)	(6)	(6)
Non-deductible deferred tax write-off	—	136	—
Other	13	16	(4)

Totals	(1)	136	(41)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2005	2004
Deferred Tax Assets:
Asset reserves	$ 53	$ 52
Accruals	—	102
Stock options	19	19
Net operating loss carryforwards	2,140	1,985
Gross deferred tax assets	2,212	2,158
Valuation allowance	(2,211)	(2,124)
Totals	1	34
Deferred Tax Liabilities - property and equipment	(1)	(34)

Net Deferred Tax Assets	$ —	$ —

At September 30, 2005, the Company has net operating loss carryforwards of approximately $5,700, which will expire in varying amounts through 2025. Utilization of the Company’s net operating losses is subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

A portion of the Company’s net operating loss carryforwards arose prior to a change of control during December 2000. As a result, these net operating loss carryforwards are subject to the annual limitations. Therefore, management believed the Company was not likely to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and, accordingly, the Company recorded a valuation allowance of $574 in 2001, which did not change in 2002 and 2003. As of September 30, 2004, management believed the Company was not likely to realize a substantial portion of the tax benefits from an of its deferred tax assets in subsequent years. This was based primarily on the Company’s history of losses and the Company’s susceptibility to the volatile conditions that exist in the IT market, making the likelihood of InfoTech generating taxable income in future years uncertain. Accordingly, InfoTech’s management determined that it was appropriate to record a valuation allowance of $2,124, the full amount of its net deferred tax assets as of September 30, 2004 and as a result, the Company increased the valuation allowance by $976 in 2004. As of September 30, 2005, management continued to believe the Company was not likely to realize a substantial portion of the tax benefits from any of its deferred tax assets and, accordingly, the Company increased the valuation allowance by $87 in 2005 to $2,211, the full amount of its net deferred tax assets, as of September 30, 2005.

Note 8 – Stock-Based Compensation

Stock Option Plans

In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. At September 30, 2005, 920 options remain available for issuance under the 1998 Plan.

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

In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the “2001 Plan”). Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights ("SARs") or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. A total of 7,396 and 6,172 shares were available for issuance under the 2001 Plan at September 30, 2005 and 2004, respectively. The options outstanding as of September 30, 2005 were granted with various vesting schedules and as of September 30, 2005 all outstanding options were fully vested. The options are exercisable over a period ranging from eight to ten years from the date of grant.

On May 12, 2004, the Board of Directors approved a grant of 200 stock options at an exercise price of $.31 to the Independent Directors of the Company. The options are exercisable on May 12, 2005 and expire on May 12, 2012. On September 26, 2005, the Board of Directors approved a grant of 300 stock options at an exercise price of $.41 to the Directors of the Company. The options are exercisable on September 26, 2005 and expire on September 26, 2013.

A summary of stock option activity related to the Company’s stock option plans is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding on October 1	3,855	$.39	4,070	$.45	4,970	$ .46
Granted	300.41		200.31		—	—
Exercised	—	—	—	—	—	—
Forfeited	(50)	(.93)	(415)	(1.03)	(900)	(.53)
Outstanding on September 30	4,105.38		3,855.39		4,070.45

Exercisable on September 30	4,105.38		3,855.39		4.070	.45

The following table summarizes information about the options outstanding at September 30, 2005:

				Exercisable Stock
	Outstanding Stock Options			Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range Of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price

$0.01 to $0.29	2,225	4.8	$0.28	2,225	$0.28
$0.30 to $0.39	850	6.5	$0.33	850	$0.33
$0.40 to $0.59	650	6.6	$0.44	650	$0.44
$0.60 to $1.00	380	4.8	$0.98	380	$0.98

Employee Stock Purchase Plan

On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date, or on the exercise date, whichever is lower. There were no purchases under the 1999 Plan during 2005, 2004 and 2003.

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

During 2005, 2004 and 2003, there were no Company contributions to the Plan.

Note 10 - Concentration Of Credit Risk

Cash

The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. At September 30, 2005, amounts in excess of the Federally insured limit totaled approximately $1,008. The Company has not experienced any loss to date as a result of the practice.

Major Customers

Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For 2005, the three largest customers comprised 57% of sales. These customers comprised 57% accounts receivable at September 30, 2005. For 2004, the three largest customers comprised 53% of sales. These customers comprised 58% of accounts receivable at September 30, 2004. For 2003, the three largest customers comprised 51% of sales.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 11 – Commitments And Contingencies

Operating Leases And Consulting Contract

The Company has operating leases on real property and equipment expiring through the year 2010. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes and insurance.

Rent expense and other related charges totaled $241, $240 and $256 for 2005, 2004 and 2003, respectively.

The Company has entered into a consulting contract with the former majority stockholder of the Company. The agreement is for a period of five years through December 2005.

The approximate minimum payments required under operating leases, that have initial or remaining terms in excess of one year, and the consulting contract at September 30, 2005 are:

	Minimum
Year Ending	Rental	Consulting
September 30,	Payments	Contract

2006	$ 212	$ 30
2007	171	—
2008	167	—
2009	167	—
2010	167	—
2011	42	—

Totals	$ 926	$ 30

Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 71%, 78% and 73% of purchases were from the four largest vendors for 2005, 2004 and 2003, respectively.

Legal Proceedings

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

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

In prior periods, the Company accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly, the Company reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the income statement for the year ended September 30, 2005 of approximately $168.

The Company was not party to any legal proceedings or claims as of September 30, 2005. Accordingly, management does not anticipate any material adverse impact on the Company’s consolidated financial position, results of operations or cash flows as a result of legal proceedings or claims.

The Company is not subject to any environmental or governmental proceedings.

Note 12 – Related Party Transactions

The Parent Company incurs certain expenses on behalf of the Company. In 2005, 2004 and 2003, these costs included various business insurance coverages and miscellaneous business expenses. Additionally, in 2004 these costs included legal and accounting fees, and in 2003, these costs included the salary, payroll taxes and benefits of personnel assigned to the Company. The Company incurred $110, $347 and $367 of these costs for the Parent Company for 2005, 2004 and 2003, respectively.

At September 30, 2005 and 2004, amounts due to the Parent Company were $96 and $95 respectively. These amounts arose out of inter-company expenses.

There were no borrowings from the Parent Company in 2005 or 2004.

On June 27, 2003, the Company loaned $1,000 to the Parent Company. Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due on or before June 30, 2006. As collateral for the loan, the Parent Company pledged 750,000 shares of the common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of the Parent Company. As of September 30, 2005, the market value of the shares of stock of Digital Angel was approximately $2,333 based on the closing price of Digital Angel’s common stock. Interest income paid or accrued on the loan to the Parent Company amounted to $162, $160 and $40 in 2005, 2004 and 2003, respectively.

Note 13 – Summarized Quarterly Data (Unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2005
Total revenue	$ 5,043	$ 3,722	$ 4,225	$ 3,476	$ 16,466
Gross profit	1,094	668	925	633	3,320
Income (loss) from operations	78	(47)	50	(788)(1)	(707)(1)
Net income (loss)	62	(48)	25	(807)(1)	(768)(1)
Basic net income (loss) per common share	0.01	(0.01)	0.01	(0.16)	(0.16)
Diluted net income (loss) per common share	0.01	(0.01)	0.01	(0.16)	(0.16)

2004
Total revenue	$ 3,727	$ 4,520	$ 4,877	$ 3,560	$ 16,684
Gross profit	700	779	780	580	2,839
Loss from operations	(201)	(15)	(43)	(926)(2)	(1,185)(2)
Net income (loss)	(111)	5	(31)	(2,544)(2)	(2,681)(2)
Basic net loss per common share	(0.02)	—	(0.01)	(0.52)	(0.55)
Diluted net loss per common share	(0.02)	—	(0.01)	(0.52)	(0.55)

(1) In the fourth quarter of 2005, the Company recorded impairment charges of $529 related to goodwill.

(2) In the fourth quarter of 2004, the Company recorded impairment charges of $1,550 and $701 related to certain deferred tax assets and goodwill, respectively.

Income (loss) per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net income (loss) per common share will not necessarily equal the total for the year.

INFOTECH USA, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Deducted from Assets	Balance at Beginning of Period	Additions (Deductions)Charged to Costs and Expenses	Other (Additions) Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2003	$ 208	$ (66)	$ 29	(a)	$ 113
Year ended September 30, 2004	113	—	16	(a)	97
Year ended September 30, 2005	97	—	(6)	(a)	103
Allowance for Inventory Obsolescence:
Year ended September 30, 2003	78	—	39		39
Year ended September 30, 2004	39	—	10		29
Year ended September 30, 2005	29	—	1		28
Deferred Tax Valuation Allowance:
Year ended September 30, 2003	574	—	—		574
Year ended September 30, 2004	574	1,550	—		2,124
Year ended September 30, 2005	2,124	—	(87)		2,211

(a)	Amounts written off, net of recoveries.

See Report of Independent Registered Public Accounting Firm.

S-1