Form 10-Q
period 2005-12-31
INFOTECH USA INC
filed 2006-02-14
CIK 1037417

OMB APPROVAL
OMB Number : 3234-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.: 0-22693

InfoTech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

[ X ] Yes [	] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             [ ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             [ ] Yes [ X ] No

As of February 10, 2006, 4,896,398 shares of our common stock were outstanding.

InfoTech USA, Inc.

Signature

Signature

Exhibits

Part I	Financial Information
Item 1	Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(in thousands, except par value)

	December 31, 2005	September 30, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 255	$ 1,026
Accounts receivable, net of allowance for doubtful accounts of $101 and $103	4,232	2,476
Inventories	110	140
Note receivable – Parent Company	1,014	1,000
Other current assets	262	237
Total current assets	5,873	4,879
Property, equipment and improvements, net	113	121
Goodwill, net	924	924
Other assets	97	126
Total assets	$ 7,007	$ 6,050

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$ 826	$ 10
Amounts due to Parent Company	104	96
Accounts payable	181	681
Accrued expenses and other liabilities	1,939	1,118
Total liabilities	3,050	1,905

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 5,757 shares issued; 4,896 shares outstanding	58	58
Additional paid-in capital	6,653	6,653
Accumulated deficit	(1,836)	(1,648)
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	3,957	4,145

Total liabilities and stockholders’ equity	$ 7,007	$ 6,050

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended December 31,
	2005	2004
Revenue:
Product revenue	$ 4,788	$ 4,334
Service revenue	428	709
Total revenue	5,216	5,043

Cost of sales:
Cost of products sold	4,156	3,536
Cost of services sold	286	413
Total cost of products and services sold	4,442	3,949

Gross profit	774	1,094

Selling, general and administrative expenses	938	993
Depreciation and amortization	10	23

(Loss) income from operations	(174)	78
Other expense	5	—
Interest expense	9	12

(Loss) income before income tax expense	(188)	66
Income tax expense	—	4

Net (loss) income	$ (188)	$ 62

Net (loss) income per common share – basic and diluted	$ (0.04)	$ 0.01

Weighted average number of common shares outstanding:
Basic	4,896	4,896
Diluted	5,469	5,026

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Number	Amount	Equity
Balance, October 1, 2005	5,757	$ 58	$6,653	$ (1,648)	861	$ (918)	$ 4,145
Net loss	—	—	—	(188)	—	—	(188)
Balance, December 31, 2005	5,757	$ 58	$6,653	$ (1,836)	861	$ (918)	$ 3,957

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended December 31,
	2005	2004
Cash flows from operating activities
Net (loss) income	$ (188)	$ 62
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10	23
Changes in operating assets and liabilities
Increase in accounts receivable	(1,756)	(1,359)
Decrease (increase) in inventories	30	(63)
(Increase) decrease in other current assets	(25)	147
Decrease (increase) in other assets	29	(7)
Increase in accounts payable and accrued expenses	321	69
Net cash used in operating activities	(1,579)	(1,128)

Cash flows from investing activities
Capital expenditures	(2)	(4)
Loan to Parent Company	(14)	—
Net cash used in investing activities	(16)	(4)

Cash flows from financing activities
Net borrowings on Wells Fargo line of credit	816	1,013
Net borrowings on Parent Company line of credit	8	40
Net cash provided by financing activities	824	1,053

Net decrease in cash and cash equivalents	(771)	(79)

Cash and cash equivalents – beginning of period	1,026	291

Cash and cash equivalents – end of period	$ 255	$ 212

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2005, their results of operations for the three months ended December 31, 2005 and 2004, changes in stockholders’ equity for the three months ended December 31, 2005 and cash flows for the three months ended December 31, 2005 and 2004. Information included in the consolidated condensed balance sheet as of September 30, 2005 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

Inventories at December 31, 2005 and September 30, 2005 consist of:

	December 31, 2005	September 30, 2005
Finished goods	$ 138	$ 168
Allowance for excess and obsolescence	(28)	(28)
Totals	$ 110	$ 140
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At December 31, 2005 and 2004, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	December 31,
	2005	2004
Employee stock options	4,075	3,825
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,375	4,125

Since the Company had a net loss for the three months ended December 31, 2005, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive. The assumed effect of the exercise of employee stock options and warrants for the three months ended December 31, 2004 had an immaterial effect on diluted earnings per share based on 5,026 diluted weighted average shares outstanding.

5.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”) which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments on the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company has adopted the provisions of SFAS 123(R) effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of the adoption of SFAS 123(R). The Company did not grant any stock options during the quarter ended December 31, 2005 and all outstanding options were fully vested as of September 30, 2005. Accordingly, there was no compensation expense recognized in the quarter ended December 31, 2005 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” which only required charges to expense over the service period if the fair value of the stock options exceeded their exercise price on the date of grant. To use this method, the Company was required to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) and present pro forma net income or loss as if the Black-Scholes option pricing model, which was also an acceptable fair value-based method of accounting for stock options under SFAS 123, had been applied if such pro forma amounts differed materially from the historical amounts. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic value method of accounting described above and adopted the disclosure requirements of SFAS 123, as amended, which resulted in pro forma charges that were similar in most respects to those computed under SFAS 123(R). Accordingly, the Company did not restate prior years for pro forma expense amounts.

The Company’s historical net loss and net loss per common share determined under SFAS 123(R) for the quarter ended December 31, 2005 and pro forma net income (loss) and net income (loss) per common share assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123 for the quarter ended December 31, 2004 are set forth below:

	Three Months Ended December 31,
	2005	2004
Net income (loss) – as reported	$ (188)	$ 62
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects		(23)
Net income (loss) – pro forma		$ 39

Net income (loss) per share:
Basic and diluted – as reported	$ (0.04)	$ 0.01
Basic and diluted – pro forma		$ 0.01
6.	Related Party Transactions

On June 27, 2003, the Company loaned $1,000 to its Parent Company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis. The Company earned $41 in interest income during each of the three months ended December 31, 2005 and 2004. The principal and any unpaid interest is due June 30, 2006. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of December 31, 2005, the market value of the shares of stock of Digital Angel was $2,310 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.	Financing Agreements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a financing agreement with IBM Credit in effect as of December 31, 2005 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the previous IBM Credit Agreement for Wholesale Financing.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2005, the Company had a borrowing base of approximately $2,134 and availability of approximately $458 under the credit facility.

The Company had borrowings under the Wells Fargo line of credit of $826 and $1,825 at December 31, 2005 and 2004, respectively. Borrowings under the IBM Credit financing arrangement amounted to $100 and $118 at December 31, 2005 and 2004, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to comply with certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of December 31, 2005. The financial covenants for fiscal year 2006 were established in the Second Amendment and Waiver, dated November 4, 2005, following a financial covenant violation as of and for the fiscal year ended September 30, 2005 that Wells Fargo agreed to waive.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not paid within 10 days of the due date bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. The security interest and Ingram’s right to payment pursuant to the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of December 31, 2005, the Company had $109 outstanding on the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes contained in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2005. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Forward-Looking Statements and Associated Risk” later in this Item 2.

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

Recent Developments

New Chairman of the Board of Directors Appointed

On January 3, 2006, Mr. Kevin McLaughlin resigned as our Chairman of the Board of Directors and Secretary. Our Board of Directors appointed Mr. Scott R. Silverman, the Chairman, Chief Executive Officer and Acting President of Applied Digital, our Parent Company, as Chairman of the Board. Subsequently, the Board of Directors appointed Mr. J. Robert Patterson as our Secretary to fill the vacancy left by the departure of Mr. McLaughlin.

New Chief Executive Officer Appointed

On January 20, 2006, Mr. Sebastian F. Perez resigned as our Acting President and Chief Executive Officer of InfoTech USA, Inc. and our Board of Directors appointed Mr. Jonathan F. McKeage, Vice President of Business Development for Applied Digital, our Parent Company, as our President and Chief Executive Officer. The Board of Directors also appointed Mr. McKeage to fill a vacancy on the Board.

Forward-Looking Statements and Associated Risk

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors should consider carefully the risk factors set forth below under “Item 1A—Risk Factors,” in addition to the other information included and incorporated by reference in this Quarterly Report on Form 10-Q. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

	Three Months Ended December 31,
	2005	2004
Revenue:
Product revenue	91.8%	85.9%
Service revenue	8.2	14.1
Total revenue	100.0	100.0
Cost of sales:
Cost of products sold	79.7	70.1
Cost of services sold	5.5	8.2
Total cost of products and services sold	85.2	78.3
Gross profit	14.8	21.7
Selling, general and administrative expenses	17.9	19.7
Depreciation and amortization	0.2	0.5

Income (loss) from operations	(3.3)	1.5
Other expense	0.1	0.0
Interest expense	0.2	0.2
Income (loss) before income tax expense	(3.6)	1.3
Income tax expense	0.0	0.1
Net income (loss)	(3.6)	1.2

Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

(in thousands unless otherwise noted)

Sales for the quarter ended December 31, 2005 increased $173, or 3.4%, to $5,216 from $5,043, for the same quarter last year. The increase was primarily due to an increase in product sales resulting from a large sale to GAF Materials Corporation, which was somewhat offset by a decrease in service sales stemming from the decline in time and material sales related to the service contract with IBM Corporation which expired in December. Product sales increased by $454, or 10.5%, in the quarter ended December 31, 2005 to $4,788, compared to $4,334 for the same quarter last year. Service sales decreased $281, or 39.6%, from $709 in the quarter ended December 31, 2004 compared to $428 in the quarter ended December 31, 2005. We expect our overall sales volume for fiscal year 2006 to remain at or above last year’s sales volume levels due to healthy IT market conditions, our continued focus on high-end, Intel-based products and our efforts t continue broadening our IT services portfolio.

Gross profit decreased by $320, or 29.3%, to $774 in the quarter ended December 31, 2005 compared to $1,094 in the same quarter last year. The decrease in gross profit was primarily due to a decrease in both product and service margins in the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004. Total gross margin decreased from 21.7% in the quarter ended December 31, 2004 to 14.8% in the quarter ended December 31, 2005. Product margins decreased from 18.4% in the quarter ended December 31, 2004 to 13.2% in the quarter ended December 31, 2005. The decrease in product margins was primarily due to a lower proportion of high-end product sales compared to the same quarter last year. Service margins decreased from 41.7% in the quarter ended December 31, 2005 compared to 33.2% in same quarter last year primarily as a result of the underutilization of our engineers. We expect the service margins to improve during fiscal year 2006 as a result of improved utilization of our engineers due to continued focus on selling high-end products that require engineering expertise in order to implement, and our efforts to broaden our IT services portfolio.

Selling, general and administrative expenses decreased $55, or 5.5%, to $938 in the quarter ended December 31, 2005, compared to $993 for the same quarter last year. The decrease was primarily due to reduced commissions related to lower gross profit. Additionally, the quarter ended December 31, 2004 included an accrual of $70 for legal expense made in connection with legal proceedings that have since been settled. We expect our management and administrative staff to be sufficient to meet customer demand; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates. Accounting fees in 2006 are expected to remain high due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and amortization expense for the first quarter of 2006 decreased $13, or 56.5%, from $23 in the first quarter of 2005 to $10 in the first quarter of 2006. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2005.

Operating loss for the first quarter of 2006 was $174 compared to an operating profit of $78 for the first quarter of 2005.

Net interest expense in the first quarter of 2006 and 2005 was $9 and $12, respectively. The net interest expense for the quarter ended December 31, 2005 and 2004 was a result of interest expense incurred in connection with the Wells Fargo credit facility of $50 and $53, respectively, which was largely offset by interest income in first quarter of 2006 and 2005 of $41 earned in connection with the loan made to Applied Digital.

Income tax expense was $0 for the first quarter of 2006 compared to an income tax expense of $4 for the same period last year. The income tax expense incurred in the first quarter of 2005 related to state income taxes.

Our net loss for the quarter ended December 31, 2005 was $188, compared to a net income of $62 in the quarter ended December 31, 2004.

Under SFAS No. 123(R), “Accounting for Stock Based Compensation,” as further described below, our net loss for the quarter ended December 31, 2005 was $188 compared to a pro forma net income of $39 for the quarter ended December 31, 2004.

Liquidity and Capital Resources

Our current ratio at December 31, 2005 was 1.9 compared to 2.6 at September 30, 2005. Working capital at December 31, 2005 was $2,823, down from $2,974 at September 30, 2005, a decrease of $151.

Cash used in operating activities in the first three months of fiscal year 2006 was $1,579, compared to cash used in operating activities in the first three months of fiscal year 2005 of $1,128. The cash used in operating activities in 2006 was primarily due to an increase in accounts receivable, resulting from a large sale in December of 2005, combined with our net loss for the quarter. This was somewhat offset by an increase in accounts payable and accrued expenses. The cash used in operating activities during 2005 was primarily a result of an increase in accounts receivable resulting from higher sales volume.

Cash used in investing activities was $16 for the first three months of fiscal 2006, compared to cash used in investing activities of $4 for the first three months of fiscal 2005. Cash used in investing activities of $16 for the three months ended December 31, 2005 was primarily a result of an increase in the loan to our Parent Company. Cash used in investing activities of $4 for the three months ended December 31, 2004 was a result of capital expenditures.

Cash provided by financing activities for the three months ended December 31, 2005 and 2004 was $824 and $1,053, respectively. The cash provided by financing activities in the first quarter of 2006 and 2005 was primarily a result of borrowings on the Wells Fargo line of credit.

Our business activities are capital-intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect as of June 30, 2004 provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the prior IBM Credit Agreement for Wholesale Financing.

Under the terms of the Wells Fargo credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2005, we had a borrowing base of approximately $2,134 and availability of approximately $458 under the credit facility.

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

The credit facility requires us to comply with certain financial covenants, including (i) a debt to book net worth ratio, as defined in the credit agreement and subsequent amendments, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement and subsequent amendments, of at least $3,200 for each fiscal quarter and (iii) a net loss, as defined in the second amendment of the credit agreement, not to exceed $200 for the fiscal quarter ended December 31, 2005; a net loss not to exceed $292 for the two quarters ending March 31, 2006; a net loss not to exceed $301 for the three quarters ending June 30, 2006; and a net loss for the year ended September 30, 2006 not to exceed $386. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent. At December 31, 2005, we were in compliance with these covenants.

We had borrowings of $826 and $10 under the Wells Fargo line of credit as of December 31, 2005 and 2004, respectively. Borrowings under the IBM Credit financing arrangement amounted to $100 and $118 at December 31, 2005 and 2004, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, we entered into an arrangement with one of our primary suppliers, Ingram Micro Inc. pursuant to which Ingram Micro provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not paid within 10 days of the due date bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under our credit facility with Wells Fargo. As of December 31, 2005, we had $109 outstanding on the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, together with our current cash position will be sufficient to fund our operations and capital expenditures through at least December 31, 2006. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments on the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.

On October 1, 2005 we adopted the provisions of SFAS 123(R) and selected the Black-Scholes method of valuation for share-based compensation. We elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of the adoption of SFAS 123(R). We did not grant any stock options during the quarter ended December 31, 2005 and all outstanding options were fully vested as of September 30, 2005. Accordingly, there was no compensation expense recognized in the quarter ended December 31, 2005 as a result of the adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges in all circumstances. We are required to adopt SFAS No. 151 on October 1, 2006. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29 “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 were effective for fiscal years beginning after June 15, 2005 and we have adopted this standard in fiscal year 2006. The adoption of this statement did not have any impact on our financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Our borrowings under the financing agreement with Wells Fargo are at Wells Fargo’s prime rate plus 3%. We do not have any investments in any instruments that are sensitive to changes in the general level of U.S. interest rates.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II	Other Information
Item 1A	Risk Factors

Customer Concentration and Lack of Recurring Revenue

Historically we have had a relatively high customer concentration. For the fiscal year ended September 30, 2005, two customers, GAF Materials Corporation and Hackensack University Medical Center, accounted for 27% and 23% of our revenue, respectively. In the first quarter of fiscal 2006, GAF Material Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 29%, 14% and 14% of the first quarter’s revenue, respectively. Additionally, GAF Materials Corporation and Hackensack University Medical Center comprised 33% and 25%, respectively, of our accounts receivable as of December 31, 2005. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

In the fourth quarter of fiscal year 2004 and again in the fourth quarter of fiscal year 2005, we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. While we expect to be able to maintain compliance with the financial covenants that were amended in November 2005 throughout the remainder of fiscal year 2006, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them. This could materially and adversely impact our financial condition, results of operations and cash flows.

Although we are a publicly traded company, it is unlikely that we would be able to raise capital through the issuance of stock. Our stock is traded on the OTCBB, where there is little visibility in the investment community and our share volume is very low, averaging less than 5,000 shares per day during fiscal year 2005 as well as the quarter ended December 31, 2005. The combination of low visibility and low liquidity creates an unfavorable environment for us to be able to attract the investors needed to raise capital in the equity markets. Our inability to raise capital by these means may significantly impact our ability to fund our operations and future growth through expansion or acquisition.

Impairment Charges

In the fourth quarter of fiscal year 2004 and again in fourth quarter of fiscal year 2005, following the annual independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we recorded an impairment of our long-lived assets in the amount of $701 and $529, respectively. While we do not anticipate further impairment of these long lived assets, if, due to unforeseen circumstances, we do not meet our projections, we may determine that further impairment of these assets has occurred. This could result in recording additional impairment charges that will negatively affect our earnings.

Operating Losses

For the fiscal years ended September 30, 1999 through 2005 and for the quarter ended December 31, 2005, we experienced operating losses and as of December 31, 2005 our accumulated deficit was $1,836. While the change in our business model and strategic direction over the past few years has significantly improved our results, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, Applied Digital owns approximately 53% of our outstanding shares and our Chairman of the Board, Scott Silverman, is the Chairman and Chief Executive Officer of Applied Digital. As a result, Applied Digital is able to exercise significant influence over our Company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the Company private.

Item 6	Exhibits

See list of exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfoTech USA, Inc.

By:	/s/ J. Robert Patterson
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2006

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
10.26

Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2006)

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