Form 10-Q
period 2006-03-31
INFOTECH USA INC
filed 2006-05-15
CIK 1037417

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.: 0-22693

InfoTech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey 07004

(Address, including zip code, of registrant’s principal executive offices)

Registrant’s telephone number, including area code:   (973) 227-8772

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[ X ] Yes [	] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[	]	Accelerated filer	[	]	Non-accelerated filer	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                        [ ]  Yes   [ X ]  No

As of May 10, 2006, 4,946,398 shares of our common stock were outstanding.

InfoTech USA, Inc.

Signature

Exhibits

Part I	Financial Information
Item 1	Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(in thousands, except par value)

	March 31, 2006	September 30, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 229	$ 1,026
Accounts receivable, net of allowance for doubtful accounts of $101 and $103	3,307	2,476
Inventories	227	140
Note receivable – Parent Company	1,000	1,000
Other current assets	243	237
Total current assets	5,006	4,879
Property, equipment and improvements, net	119	121
Goodwill, net	924	924
Other assets	71	126
Total assets	$ 6,120	$ 6,050

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$ 421	$ 10
Amounts due to Parent Company	156	96
Accounts payable	57	681
Accrued expenses and other liabilities	1,782	1,118
Total liabilities	2,416	1,905

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 5,762 and 5,757 shares issued; 4,901 and 4,896 shares outstanding	58	58
Additional paid-in capital	6,766	6,653
Accumulated deficit	(2,202)	(1,648)
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	3,704	4,145

Total liabilities and stockholders’ equity	$ 6,120	$ 6,050

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the three months ended March 31		For the six months ended March 31
	2006	2005	2006	2005
Revenue:
Product revenue	$ 3,504	$ 3,190	$ 8,292	$ 7,525
Service revenue	414	532	842	1,241
Total revenue	3,918	3,722	9,134	8,766

Cost of sales:
Cost of products sold	2,895	2,601	7,051	6,137
Cost of services sold	301	453	587	867
Total cost of products and services sold	3,196	3,054	7,638	7,004

Gross profit	722	668	1,496	1,762

Selling, general and administrative expenses	1,058	692	1,996	1,685
Depreciation and amortization	10	23	20	45

(Loss) income from operations	(346)	(47)	(520)	32
Other expense	2	—	7	—
Interest expense	18	16	27	28

(Loss) income before income tax benefit	(366)	(63)	(554)	4
Income tax benefit	—	(15)	—	(10)

Net (loss) income	$ (366)	$ (48)	$ (554)	$ 14

Net (loss) income per common share – basic and diluted	$ (0.07)	$ (0.01)	$ (0.11)	$ 0.00

Weighted average number of common shares outstanding:

Basic	4,898	4,896	4,897	4,896

Diluted	4,898	4,896	4,897	5,024

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statement of Stockholders’ Equity
For the Six Months Ended March 31, 2006
(in thousands)
(unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders’
	Number	Amount	Capital	Deficit	Number	Amount	Equity
Balance, October 1, 2005	5,757	$ 58	$ 6,653	$ (1,648)	861	$ (918)	$ 4,145
Issuance of common stock	5	—	2	—	—	—	2
Share-based compensation	—	—	111	—	—	—	111
Net loss	—	—	—	(554)	—	—	(554)
Balance, March 31, 2006	5,762	$ 58	$ 6,766	$ (2,202)	861	$ (918)	$ 3,704

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended March 31,
	2006	2005
Cash flows from operating activities
Net (loss) income	$ (554)	$ 14
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	20	45
Share-based compensation	111	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(831)	685
Increase in inventories	(87)	(174)
(Increase) decrease in other current assets	(6)	124
Decrease (increase) in other assets	55	(17)
Increase in accounts payable and accrued expenses	40	298
Net cash (used in) provided by operating activities	(1,252)	975

Cash flows from investing activities
Capital expenditures	(18)	(21)
Net cash used in investing activities	(18)	(21)

Cash flows from financing activities
Net borrowings (payments) on Wells Fargo line of credit	411	(812)
Net borrowings on Parent Company line of credit	60	9
Net proceeds from issuance of common stock	2	—
Net cash provided by (used in) financing activities	473	(803)

Net (decrease) increase in cash and cash equivalents	(797)	151

Cash and cash equivalents – beginning of period	1,026	291

Cash and cash equivalents – end of period	$ 229	$ 442

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(in thousands, except per share data)
(unaudited)
1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2006, their results of operations for the three and six months ended March 31, 2006 and 2005, changes in stockholders’ equity for the six months ended March 31, 2006 and cash flows for the six months ended March 31, 2006 and 2005. Information included in the consolidated condensed balance sheet as of September 30, 2005 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

Inventories at March 31, 2006 and September 30, 2005 consist of:

	March 31, 2006	September 30, 2005
Finished goods	$ 255	$ 168
Allowance for excess and obsolescence	(28)	(28)
Totals	$ 227	$ 140
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At March 31, 2006 and 2005, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	March 31,
	2006	2005
Employee stock options	4,070	3,825
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,370	4,125

Since the Company had a net loss for the three and six months ended March 31, 2006, and the three months ended March 31, 2005, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive. The assumed effect of the exercise of employee stock options and warrants for the six months ended March 31, 2005 had an immaterial effect on diluted earnings per share based on 5,024 diluted weighted average shares outstanding.

5.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”) which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company has adopted SFAS 123(R) effective October 1, 2005 and has selected the Black-Scholes option pricing method of valuation for share-based compensation. The Company has elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). The Company did not grant any stock options during the six months ended March 31, 2006 and all outstanding options were fully vested as of September 30, 2005. Accordingly, the Company did not record any charges in the six months ended March 31, 2006 as a result of adopting SFAS 123(R). However, in January 2006, the company modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $111 of stock-based compensation expense recognized in the quarter and six months ended March 31, 2006.

Prior to the adoption of SFAS 123(R), the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” which only required charges to expense over the service period if the fair value of the stock options exceeded their exercise price on the date of grant. To use this method, the Company was required to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) and to present pro forma net income or loss as if the Black-Scholes option pricing model, which was also an acceptable fair value-based method of accounting for stock options under SFAS 123, had been applied if such pro forma amounts differed materially from the historical amounts. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic value method of accounting described above and adopted only the disclosure requirements of SFAS 123, as amended, which resulted in pro forma charges that were similar in most respects to those computed under SFAS 123(R). Accordingly the Company did not restate prior years to reflect the impact of SFAS 123(R).

The Company’s historical net loss and net loss per common share determined under SFAS 123(R) for the quarter and six months ended March 31, 2006 and pro forma net income (loss) and net income (loss) per common share (assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123) for the quarter and six months ended March 31, 2005 are set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income (loss) – as reported	$ (366)	$ (48)	$ (554)	$ 14
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects		(22)		(45)
Net loss – pro forma		$ (70)		$ (31)

Net income (loss) per share:
Basic and diluted – as reported	$ (0.07)	$ (0.01)	$ (0.11)	$ 0.00
Basic and diluted – pro forma		$ (0.01)		$ (0.01)

A summary of option activity under the Plans as of March 31, 2006 and changes during the period is presented below:

InfoTech	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at October 1, 2005	4,075	$ 0.38	5.2	$ 815
Granted	-	-	-	-
Exercised	5	$ 0.34	6.0	1
Forfeited or Expired	-		-	-
Outstanding at March 31, 2006	4,070	$ 0.38	4.6	$ 814	*
Exercisable at March 31, 2006	4,070	$ 0.38	4.6	$ 814	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.58 at March 31, 2006 based upon its closing price on the OTC.

The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $1 and $0, respectively.

As of March 31, 2006, there was $88 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under InfoTech’s plans.  That cost is expected to be recognized over a weighted-average period of seven quarters.  The total fair value of shares vested during the quarter and six months ended March 31, 2006, was $0.

Cash received from option exercise under all share-based payment arrangements for the three- and six-month period ended March 31, 2006, was $2.

In January 2006, the Company granted its chairman of the board and chief executive officer 100 shares of restricted stock each.  The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. The Company determined the value of the stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. In the three- and six-month periods ended March 31, 2006 $12 of compensation expense was recorded in connection with the restricted stock.

6.	Related Party Transactions

On June 27, 2003, the Company loaned $1,000 to its parent company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis. The Company earned $40 in interest income during the three months ended March 31, 2006 and 2005, and $81 during the six months ended March 31, 2006 and 2005. The principal and any unpaid interest is due June 30, 2006. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of March 31, 2006, the market value of the shares of stock of Digital Angel was $3,225 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.	Financing Agreements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. The credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a financing agreement with IBM Credit in effect as of March 31, 2006 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The new wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the previous IBM Credit Agreement for Wholesale Financing.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of March 31, 2006, the Company had a borrowing base of approximately $2,344 and availability of approximately $1,073 under the credit facility.

The Company had borrowings under the Wells Fargo line of credit of $421 and $0 at March 31, 2006 and 2005, respectively. Borrowings under the IBM Credit financing arrangement amounted to $211 and $48 at March 31, 2006 and 2005, respectively and are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to comply with certain financial covenants, and the Company was not in compliance with all its financial covenants under the credit facility as of March 31, 2006. On May 5, 2006 Wells Fargo provided the Company with the Fourth Amendment and Waiver which waived of such defaults and established new financial covenants for fiscal year 2006.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not paid within 10 days of the due date bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. The security interest and Ingram’s right to payment pursuant to the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of March 31, 2006, the Company had $162 outstanding on the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

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

Recent Developments

New Executive Vice President of Sales Hired

On April 24, 2006, Mr. Elias A. Risorto was hired as the Company's new Executive Vice President of Sales. Mr. Risorto brings with him over 20 years of corporate technology sales experience and is charged with heading up our Sales Department and business development.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Product revenue	89.4%	85.7%	90.8%	85.8%
Service revenue	10.6	14.3	9.2	14.2
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products sold	73.9	69.9	77.2	70.0
Cost of services sold	7.7	12.2	6.4	9.9
Total cost of products and services sold	81.6	82.1	83.6	79.9
Gross profit	18.4	17.9	16.4	20.1
Selling, general and administrative expenses	27.0	18.6	21.9	19.2
Depreciation and amortization	0.2	0.6	0.2	0.5
Income (loss) from operations	(8.8)	(1.3)	(5.7)	0.4
Other expense	0.0	0.0	0.1	0.0
Interest expense	0.5	0.4	0.3	0.3
Income (loss) before income tax benefit	(9.3)	(1.7)	(6.1)	0.1
Income tax benefit	0.0	(0.4)	0.0	(0.1)
Net income (loss)	(9.3)	(1.3)	(6.1)	0.2

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

(in thousands unless otherwise noted)

Sales for the quarter ended March 31, 2006 increased $196, or 5.3%, to $3,918 from $3,722, for the same quarter last year. The increase was primarily due to an overall increase in product sales to the majority of our larger customers compared to the three months ended March 31, 2005. This increase was somewhat offset by a decrease in service sales. Product sales increased by $314, or 9.8%, in the second quarter of fiscal year 2006 to $3,504, compared to $3,190 in the second quarter of last year. Service sales decreased $118, or 22.2%, from $532 in the quarter ended March 31, 2005 compared to $414 in the same quarter this year. The decrease in service revenue was primarily due to a decline in project work and contract revenue. We expect our overall sales volume for fiscal year 2006 to remain at or above last year’s sales volume levels due to healthy IT market conditions, our continued focus on high-end, Intel-based products and our efforts to continue broadening our IT services portfolio.

Gross profit increased by $54, or 8.1%, to $722 in the quarter ended March 31, 2006 compared to $667 in the same quarter last year. The increase in gross profit was primarily due to the increase in sales and improved service margins in the second quarter of the 2006 fiscal year compared to 2005. Total gross margin increased from 17.9% in the second quarter of 2005 to 18.4% in the second quarter of 2006. Product margins decreased slightly from 18.5% in the quarter ended March 31, 2005 to 17.4% in the quarter ended March 31, 2006. Service margins increased from 14.7% in the second quarter of 2005 to 27.3% in the second quarter of 2006 primarily as a result of improved utilization of our engineers and technicians. We expect our margins to remain steady during the remainder of 2006 as a result of improved utilization of our engineers, and continued focus on selling high-end products and our efforts to broaden our IT services portfolio.

Selling, general and administrative expenses increased $366, or 52.9%, to $1,058 in the quarter ended March 31, 2006, compared to $692 for the same quarter last year. The increase was primarily due to the reversal of an over accrual in accrued litigation expense of approximately $168 in the second quarter of 2005 following the settlement of a lawsuit with InfoTech’s former President, Chief Executive Officer and director, Anat Ebenstein, and compensation expense of $111 related to the modifications of certain stock option agreements and restricted stock grants in the second quarter of 2006. Additionally we had higher compensation expense as a result of the severance agreement with InfoTech’s former Chief Operating Officer, acting President and Chief Executive Officer, Sebastian Perez and higher selling expense related to higher sales. We expect our management and administrative staff to be sufficient to meet customer demand; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates. Accounting fees in 2006 are expected to remain high due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R), although not to the level experienced in the second quarter of 2006.

Depreciation and amortization expense for the second quarter of 2006 decreased $13, or 56.5%, from $23 in the second quarter of 2005 to $10 in the second quarter of 2006. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2005.

Operating loss for the second quarter of 2006 was $346 compared to $47 for the second quarter of 2005.

Net interest expense in the second quarter of 2006 and 2005 was $18 and $16, respectively. The net interest expense for the quarter ended March 31, 2006 and 2005 was a result of interest expense incurred in connection with the Wells Fargo credit facility of $58 and $56, respectively, which was largely offset by interest income in the second quarter of 2006 and 2005 of $40 earned in connection with the loan made to Applied Digital.

Income tax expense was $0 for the second quarter of 2006 compared to an income tax benefit of $15 for the same period last year. The income tax benefit in the second quarter of 2005 was the result of a reversal of a prior year state income tax over-accrual.

Our net loss for the quarter ended March 31, 2006 was $366, compared to $48 in the quarter ended March 31, 2005.

Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

(in thousands unless otherwise noted)

Revenue for the first six months of fiscal year 2006 increased $368 or 4.2% to $9,134 from $8,766 in the first six months of fiscal year 2006. The increase in revenue was primarily a result of an increase in products sales due to healthy IT market conditions, that was somewhat offset by a decrease in service sales. Product sales during the six months ended March 31, 2006 increased by $767, or 10.2%, to $8,292 from $7,525 last fiscal year. Service sales decreased $399, or 32.2%, from $1,241 during the first six months of fiscal year 2005 to $842 during the first six months of fiscal year 2006. This decrease was due to the decrease in time and material services related to the service contract with IBM Corporation, which expired in December 2004, and a decline in project work and service contract revenue. We expect our sales volumes for the balance of fiscal year 2006 to remain at or above last year’s sales volume levels due to continued healthy IT market conditions, our focus on high-end, Intel-based products and our efforts to broaden our IT services portfolio.

Gross profit decreased by 15.1%, or $266 in the first six months of fiscal year 2006 to $1,496 from $1,762 in the same period last year. The decrease in gross profit was primarily due to the decrease in product margins. Total gross margin decreased to 16.4% from 20.1% in the first six months of 2006 compared to 2005. Product margin decreased to 15.0% for the six months ended March 31, 2006 compared to 18.4% for the same period last year primarily due to a decrease in sales of high-end products in 2006 compared to last year. Service margins increased slightly to 30.3% in the first six months of 2006 from 30.1% in 2005. We expect margins to be steady for the balance of the fiscal year due to our focus on high-end products and related services, improved utilization of our engineers and our efforts to broaden our IT services portfolio.

Selling, general and administrative expenses increased $311, or 18.5%, to $1,996 for the first six months of 2006, compared to $1,685 for the same period in fiscal year 2005. The increase was primarily due to the reversal of an over accrual in accrued litigation expense of approximately $168 in the second quarter of 2005 following the settlement of a lawsuit with InfoTech’s former President, Chief Executive Officer and director, Anat Ebenstein, and compensation expense of $111 related to the modifications of certain stock option agreements and restricted stock grants in the second quarter of 2006. Additionally, we had higher compensation expense as a result of the severance agreement with InfoTech’s former Chief Operating Officer, acting President and Chief Executive Officer, Sebastian Perez. This was somewhat offset by reduced commissions related to lower gross profit. Accounting fees in 2006 are expected to remain high due to the expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R), although not to the level experienced in the second quarter of 2006. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

Depreciation and amortization expense for first six months of 2006 decreased $25, or 55.6%, to $20 in 2006 from $45 in the first six months of 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2005.

Operating loss for the first six months of 2006 was $520 compared to an operating income of $32 during the same period last year.

Net interest expense was $27 in the first six months of 2006, compared to $28 in the same period of 2005. The net interest expense in 2006 and 2005 was primarily a result of interest expense incurred in connection with the Wells Fargo credit facility and was largely offset by the interest income earned from the loan made to our majority stockholder, Applied Digital.

Our net loss for the six months ended March 31, 2006 was $554, compared to a net income of $14 for the same period last year.

Liquidity and Capital Resources

Our current ratio at March 31, 2006 was 2.1 compared to 2.6 at September 30, 2005. Working capital at March 31, 2006 was $2,590, down from $2,974 at September 30, 2005, a decrease of $384.

Cash used in operating activities in the first six months of fiscal year 2006 was $1,252, compared to cash provided by operating activities in the first six months of fiscal year 2005 of $975. The cash used in operating activities in 2006 was primarily due to an increase in accounts receivable, resulting from an increase in sales, combined with our net loss for the six months. The cash provided by operating activities in 2005 was primarily due to a decrease in accounts receivable, stemming from good collections and our lower sales volume, an increase in accounts payable and accrued expenses, and a decrease in other current assets, somewhat offset by an increase in inventory.

Cash used in investing activities was $18 for the first six months of fiscal 2006, compared to cash used in investing activities of $21 for the first six months of fiscal 2005. Cash used in investing activities in 2006 and 2005 was a result of capital expenditures.

Cash provided by financing activities for the six months ended March 31, 2006 was $473 compared to cash used in financing activities of $803 in the six months ended March 31, 2005. The cash provided by financing activities in the six months ended March 31, 2006 was primarily a result of borrowings on the Wells Fargo line of credit. The use of cash in 2005 was primarily a result of payments made to reduce the outstanding amount due on the Wells Fargo line of credit.

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

Under the terms of the Wells Fargo credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the

$250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of March 31, 2006, we had a borrowing base of approximately $2,344 and availability of approximately $1,073 under the credit facility.

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

The credit facility requires us to comply with certain financial covenants and at March 31, 2006 we were not in compliance with our financial covenant for profitability. On May 5, 2006, Wells Fargo provided us with the Fourth Amendment and Waiver which established new financial covenants for fiscal year 2006. Our financial covenants include (i) a debt to book net worth ratio, as defined in the credit agreement and subsequent amendments, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement and subsequent amendments, of at least $3,200 for each fiscal quarter and (iii) a net loss, as defined in the fourth amendment of the credit agreement, not to exceed $200 for the fiscal quarter ended December 31, 2005; a net loss not to exceed $554 for the two quarters ending March 31, 2006; a net loss not to exceed $828 for the three quarters ending June 30, 2006; and a net loss for the year ended September 30, 2006 not to exceed $1,045. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent.

We had borrowings of $421 and $0 under the Wells Fargo line of credit as of March 31, 2006 and 2005, respectively. Borrowings under the IBM Credit financing arrangement amounted to $211 and $48 at March 31, 2006 and 2005, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, we entered into an arrangement with one of our primary suppliers, Ingram Micro Inc. pursuant to which Ingram Micro provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not paid within 10 days of the due date bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under our credit facility with Wells Fargo. As of March 31, 2006, we had $162 outstanding on the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, together with our current cash position will be sufficient to fund our operations and capital expenditures through at least March 31, 2007. Our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.

On October 1, 2005 we adopted the provisions of SFAS 123(R) and selected the Black-Scholes method of valuation for share-based compensation. We elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of the adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of the adoption of SFAS 123(R). We did not grant any stock options during the six months ended March 31, 2006 and all outstanding options were fully vested as of September 30, 2005. However, in January 2006, we modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $111 of compensation expense recognized in the quarter and six months ended March 31, 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB No. 29 “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 were effective for fiscal years beginning after June 15, 2005 and we have adopted this standard in fiscal year 2006. The adoption of this statement did not have any impact on our financial statements.

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

There was no change in our internal control over financial reporting during the six months ended March 31, 2006 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Customer Concentration and Lack of Recurring Revenue

Historically we have had a relatively high customer concentration. For the fiscal year ended September 30, 2005, two customers, GAF Materials Corporation and Hackensack University Medical Center, accounted for 27% and 23% of our revenue, respectively. In the six months ended March 31, 2006, GAF Material Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 25%, 18% and 9% of our revenue, respectively. Additionally, GAF Materials Corporation and Hackensack University Medical Center comprised 34% and 14%, respectively, of our accounts receivable as of March 31, 2006. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

In the fourth quarter of fiscal year 2004, in the fourth quarter of 2005 and in the second quarter of 2006, we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. While we expect to be able to maintain compliance with the amended financial covenants throughout the remainder of fiscal year 2006, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them. This could materially and adversely impact our financial condition, results of operations and cash flows.

Although we are a publicly traded company, it is unlikely that we would be able to raise capital through the issuance of stock. Our stock is traded on the OTCBB, where there is little visibility in the investment community and our share volume is very low, averaging less than 5,000 shares per day during fiscal year 2005 as well as the quarters ended December 31, 2005. For the quarter ended March 31, 2006, our share value was approximately 10,000 shares per day. The combination of low visibility and low liquidity creates an unfavorable environment for us to be able to attract the investors needed to raise capital in the equity markets. Our inability to raise capital by these means may significantly impact our ability to fund our operations and future growth through expansion or acquisition.

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

Operating Losses

For the fiscal years ended September 30, 1999 through 2005 and for the first two quarters of fiscal year 2006, we experienced operating losses and as of March 31, 2006 our accumulated deficit was $2,202. While we expect that the changes we made in our business model and strategic direction to significantly improve our results, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, Applied Digital, owns approximately 52% of our outstanding shares and our Chairman of the Board, Scott Silverman, is the Chairman and Chief Executive Officer of Applied Digital. As a result, Applied Digital is able to exercise significant influence over our company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the company private.

Item 4 Submission of Matters to a Vote of Security Holders

(i)	An annual meeting of our shareholders was held on March 16, 2006 to:
•	elect Charles L. Doherty and J. Robert Patterson as directors and ratify the appointment of Jonathan F. McKeage and Scott R. Silverman as directors; and
•	ratify the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the year ended September 30, 2006.
(ii)	The results of the votes were as follows:
	For	Against	Abstain
Election of Mr. Doherty	4,675,753	22,702	0
Election of Mr. Patterson	4,670,753	27,702	0
Ratification of appointment of Mr. McKeage	4,670,753	27,702	0
Ratification of appointment of Mr. Silverman	4,670,753	27,702	0
Ratification of the appointment of J.H. Cohn, LLP, independent registered public accounting firm	4,687,553	10,902	0

Item 6	Exhibits

See list of exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InfoTech USA, Inc.

By:         /s J. Robert Patterson

J. Robert Patterson

Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

Date:   May 15, 2006

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
10.14

Sublease Agreement dated as of May 25, 2000 by and between Sungard Portfolio Solutions and Information Products Center, Inc. (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 23, 2003)

10.15

Second Amendment and Waiver, dated as of November 4, 2005, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2005)

10.16

Settlement Agreement and General Release, effective as of April 13, 2005, by and among SysComm International Corp., Applied Digital Solutions, Inc., Jerome Artigliere, Richard Sullivan, Scott Silverman, Kevin McLaughlin and Anat Ebenstein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.17

Office Lease Agreement, dated as of April 15, 2005, by and between Faircorp Associates, L.L.C. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2005)

10.18

Letter Agreement, dated May 13, 2005, from Ingram Micro Inc. to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.19

Security Agreement, dated May 16, 2005, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.20

Guaranty, dated May 16, 2005, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.21

Guaranty, dated May 16, 2005, by and between Information Technology Services, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.22

Intercreditor and Subordination Agreement, dated May 16, 2005, by and between Ingram Micro Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2005)

10.23

Second Amendment to Loan Documents, dated June 28, 2005, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2005)

10.24*

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

10.27	Separation and General Release Agreement dated January 20, 2006, between InfoTech USA, Inc. and Sebastian Perez
10.28

Fourth Amendment and Waiver, dated as of May 5, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2006)

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