Form 10-Q
period 2006-06-30
INFOTECH USA INC
filed 2006-08-11
CIK 1037417

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.: 0-22693

InfoTech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

Large accelerated filer [	]	Accelerated filer [	]	Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             [   ] Yes [ X ] No

As of August 10, 2006, 4,946,398 shares of our common stock were outstanding.

InfoTech USA, Inc.

Signature

Exhibits

Part I	Financial Information
Item 1	Consolidated Condensed Financial Statements
InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Balance Sheets (in thousands, except par value)

		June 30, 2006	September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents		$ 424	$ 1,026
Accounts receivable, net of allowance for doubtful accounts of $90 and $103		2,996	2,476
Inventories		200	140
Note receivable – Parent Company		1,000	1,000
Other current assets		310	237
Total current assets		4,930	4,879
Property, equipment and improvements, net		110	121
Goodwill, net		924	924
Other assets		36	126
Total assets		$ 6,000	$ 6,050

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo		$ 793	$ 10
Line of credit – Parent Company		108	96
Accounts payable		225	681
Accrued expenses and other liabilities		1,410	1,118
Total liabilities		2,536	1,905

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued		—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 5,807 shares and 5,757 issued; 4,946 and 4,896 shares outstanding		58	58
Additional paid-in capital		6,793	6,653
Accumulated deficit		(2,469)	(1,648)
Treasury stock, 861 shares, carried at cost		(918)	(918)
Total stockholders’ equity		3,464	4,145

Total liabilities and stockholders’ equity		$ 6,000	$ 6,050

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Operations (in thousands, except per share data) (unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$ 3,271	$ 3,815	$ 11,563	$ 11,340
Service revenue	371	410	1,213	1,651
Total revenue	3,642	4,225	12,776	12,991

Cost of sales:
Cost of products sold	2,726	2,984	9,777	9,121
Cost of services sold	283	316	870	1,183
Total cost of products and services sold	3,009	3,300	10,647	10,304

Gross profit	633	925	2,129	2,687

Selling, general and administrative expenses	862	852	2,858	2,537
Depreciation and amortization	11	23	31	69

(Loss) income from operations	(240)	50	(760)	81
Other expense	9	9	16	8
Interest expense	18	15	45	43

(Loss) income before income tax expense (benefit)	(267)	26	(821)	30
Income tax expense (benefit)	—	1	—	(9)

Net (loss) income	$ (267)	$ 25	$ (821)	$ 39

Net (loss) income per common share – basic and diluted	$ (0.05)	$ 0.01	$ (0.17)	$ 0.01

Weighted average number of common shares outstanding:
Basic	4,935	4,896	4,910	4,896
Diluted	5,688	5,303	5,654	5,207

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statement of Stockholders’ Equity
For the Nine Months Ended June 30, 2006 (in thousands) (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders
	Number	Amount	Capital	Deficit	Number	Amount	Equity
Balance, October 1, 2005	5,757	$ 58	$ 6,653	$ (1,648)	861	$ (918)	$ 4,145
Issuance of common stock	50	—	16	—	—	—	16
Share-based compensation	—	—	124	—	—	—	124
Net loss	—	—	—	(821)	—	—	(821)
Balance, June 30, 2006	5,807	$ 58	$ 6,793	$ (2,469)	861	$ (918)	$ 3,464

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)

	For the nine months ended June 30,
	2006	2005
Cash flows from operating activities
Net (loss) income	$ (821)	$ 39
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	31	69
Share-based compensation	124	-
Changes in operating assets and liabilities
Increase in accounts receivable	(520)	(95)
Increase in inventories	(60)	(339)
(Increase) decrease in other current assets	(73)	199
Decrease (increase) in other assets	90	(12)
(Decrease) increase in accounts payable and accrued expenses	(164)	1,139
Net cash (used in) provided by operating activities	(1,393)	1,000

Cash flows from investing activities
Capital expenditures	(20)	(31)
Net cash used in investing activities	(20)	(31)

Cash flows from financing activities
Net borrowings (payments) on Wells Fargo line of credit	783	(801)
Net borrowings (payments) on Parent Company line of credit	12	(1)
Net proceeds from issuance of common stock	16	-
Net cash provided by (used in) financing activities	811	(802)

Net (decrease) increase in cash and cash equivalents	(602)	167

Cash and cash equivalents – beginning of period	1,026	291

Cash and cash equivalents – end of period	$ 424	$ 458

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (in thousands, except per share data) (unaudited)
1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2006, their results of operations for the three and nine months ended June 30, 2006 and 2005, changes in stockholders’ equity for the nine months ended June 30, 2006 and cash flows for the nine months ended June 30, 2006 and 2005. Information included in the consolidated condensed balance sheet as of September 30, 2005 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2006.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

Inventories at June 30, 2006 and September 30, 2005 consist of:

	June 30, 2006	September 30, 2005
Finished goods	$ 228	$ 168
Allowance for excess and obsolescence	(28)	(28)
Totals	$ 200	$ 140
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At June 30, 2006 and 2005, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	June 30,
	2006	2005
Employee stock options	3,975	3,825
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,275	4,125

Since the Company had a net loss for the three and nine months ended June 30, 2006, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive. The assumed effects of the exercise of employee stock options and warrants for the three and nine months ended June 30, 2005 had an immaterial effect on diluted earnings per share based on 5,303 and 5,207 diluted weighted average shares outstanding, respectively.

5.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation.” (“SFAS 123(R)”) which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments on the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company has adopted SFAS 123(R) effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). The Company did not grant any stock options during the nine months ended June 30, 2006 and all outstanding options were fully vested as of September 30, 2005. However, in January 2006, the Company modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $13 and $124 of compensation expense recognized in the three and nine months ended June 30, 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” which only required charges to expense over the service period if the fair value of the stock options exceeded their exercise price on the date of grant. To use this method, the Company was required to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) and to present pro forma net income or loss as if the Black-Scholes option pricing model, which was also an acceptable fair value-based method of accounting for stock options under SFAS 123, had been applied if such pro forma amounts differed materially from the historical amounts. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic value method of accounting described above and adopted only the disclosure requirements of SFAS 123, as amended, which resulted in pro forma charges that were similar in most respects to those computed under SFAS 123(R). Accordingly, the Company did not restate prior years for pro forma expense amounts upon the adoption of SFAS 123(R).

The Company’s historical net loss and net loss per common shares determined under SFAS 123(R) for the three and nine months ended June 30, 2006 and pro forma net income (loss) and net income (loss) per common share (assuming compensation cost had been determined based on the fair value at the grant date for all awards by the Company and amortized over the vesting period consistent with the provisions of SFAS 123) for the quarter and nine months ended June 30, 2005 are set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income – as reported	$ (267)	$ 25	$ (821)	$ 39
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects		(23)		(68)
Net income (loss) – pro forma		$ 2		$ (29)

Net (loss) income per share:
Basic and diluted – as reported	$ (0.05)	$ 0.01	$ (0.17)	$ 0.01
Basic and diluted – pro forma		$ 0.00		$ 0.00

A summary of option activity under the plans as of June 30, 2006 and changes during the period is presented below:

InfoTech	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at October 31, 2005	4,075	$ 0.38	5.2	$ 815
Granted	-	-	-	-
Exercised	50	$ 0.34	5.8	9
Forfeited or Expired	50	$ 0.50	5.6	1
Outstanding at June 30, 2006	3,975	$ 0.38	4.7	$ 517	*
Exercisable at June 30, 2006	3,975	$ 0.38	4.7	$ 517	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.51 at June 30, 2006 based upon its closing price on the OTC.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $9 and $0, respectively.

As of June 30, 2006, there was $75 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under InfoTech’s plans.  That cost is expected to be recognized over a weighted-average period of six quarters.  The total fair value of shares vested during the three months ended June 30, 2006, was $0.

Cash received from option exercise under all share-based payment arrangements for the three and nine months ended June 30, 2006, was $16.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of its restricted stock each.  The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. The Company determined the value of the stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. Compensation expense was recorded in connection with the restricted stock in the three and nine months ended June 30, 2006 of $12 and $25, respectively.

6.	Related Party Transactions

On June 27, 2003, the Company loaned $1,000 to its parent company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis. The Company earned $40 in interest income during the three months ended June 30, 2006 and 2005 and $121 during the nine months ended June 30, 2006 and 2005. The principal and any unpaid interest is due June 30, 2007. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of June 30, 2006, the market value of the shares of stock of Digital Angel was $2,333 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.	Financing Agreements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2007 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a financing agreement with IBM Credit in effect as of June 30, 2006 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600. The wholesale financing agreement with IBM Credit was executed in connection with the Wells Fargo credit facility and replaced the previous IBM Credit Agreement for Wholesale Financing.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2006, the Company had a borrowing base of approximately $1,381 and availability of approximately $588 under the credit facility.

The Company had borrowings under the Wells Fargo line of credit of $793 and $11 at June 30, 2006 and 2005, respectively. Borrowings under the IBM Credit financing arrangement amounted to $239 and $378 at June 30, 2006 and 2005, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to maintain certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of June 30, 2006

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not paid within 10 days of the due date bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. The security interest and Ingram’s right to payment pursuant to the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of June 30, 2006 and 2005, the Company had $152 and $500, respectively, outstanding on the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

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

Recent Developments

On July 21, 2006, we implemented a work force reduction, primarily in the technical services area of the Company, terminating eight positions out of a total of 33 full-time employees prior to the reduction. In connection with the workforce reduction plan, we made one-time severance payments in a total amount of approximately $30,000. No other costs are expected in connection with the action and all related costs will be recorded in the three months ending September 30, 2006.

We will continue to provide technical services to existing and new customers, including the satisfaction of all of our current contractual obligations in this area, through our remaining technical services staff. This will be augmented by the deployment of contracted technical services through various outsourcing channels.

We undertook this measure in order to improve our operating margins and the utilization rates of our engineering and technical services staff. We are generally moving our business model more towards services, with the goal of growing higher-margin, recurring service revenues while maintaining our base business of product sales. We intend to introduce additional technology service offerings, such as managed services, whereby customers are provided with comprehensive information technology solutions on a monthly-fee basis, through strategic partnerships and acquisitions now under negotiation.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	89.8%	90.3%	90.5%	87.3%
Service revenue	10.2	9.7	9.5	12.7
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products sold	74.8	70.6	76.5	70.2
Cost of services sold	7.8	7.5	6.8	9.1
Total cost of products and services sold	82.6	78.1	83.3	79.3
Gross profit	17.4	21.9	16.7	20.7
Selling, general and administrative expenses	23.7	20.2	22.4	19.5
Depreciation and amortization	0.3	0.5	.2	0.5
(Loss) income from operations	(6.6)	1.2	(5.9)	0.7
Other expense	.2	0.2	.1	0.1
Interest expense	.5	0.4	.4	0.4
(Loss) income before income tax expense (benefit)	(7.3)	0.6	(6.4)	0.2
Income tax expense (benefit)	0.0	0.0	0.0	(0.1)
Net (loss) income	(7.3)	0.6	(6.4)	0.3

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

(in thousands unless otherwise noted)

Sales for the quarter ended June 30, 2006 decreased $583, or 13.8%, to $3,642 from $4,225, for the same quarter last year. The decrease was primarily due to a large sale to one of our major customers in the quarter ended June 30, 2005, and there was no corresponding large sale in the quarter ended June 30, 2006. This decrease was somewhat offset by an increase in sales to some of our other major customers. Product sales decreased by $544, or 14.3%, in the third quarter of fiscal year 2006 to $3,271, compared to $3,815 in the third quarter of last year. Service sales decreased $39, or 9.5%, from $410 in the quarter ended June 30, 2005 compared to $371 in the same quarter this year. The decrease in service revenue was primarily due to a decline in contract revenue. We expect our overall sales volume for fiscal year 2006 to remain at or above last year’s sales volume levels due to healthy IT market conditions, our continued focus on high-end, Intel-based products and our efforts to continue broadening our IT services portfolio.

Gross profit decreased by $292, or 31.6%, to $633 in the quarter ended June 30, 2006 compared to $925 in the same quarter last year. The decrease in gross profit was primarily due to the decrease in product gross profit stemming from both lower sales and lower margins in the third quarter of fiscal year 2006 compared to 2005. Total gross margin decreased from 21.9 % in the third quarter of 2005 to 17.4% in the third quarter of 2006. Product margins decreased from 21.8% in the quarter ended June 30, 2005 to 16.7% in the quarter ended June 30, 2006. The decrease in product margin was primarily due to a return to our typical product margin levels in the quarter ended June 30, 2006 from the higher than usual product margins experienced in the quarter ended June 30, 2005. The higher than usual product margins in the quarter ended June 30, 2005 were a result of favorable pricing from our vendors that were not available in the quarter ended June 30, 2006. Service margins increased slightly from 22.9% in the third quarter of 2005 to 23.7% in the third quarter of 2006. We expect our product margins to remain steady during the remainder of 2006 as we continue to focus on selling high-end products, and we expect an improvement in our service margins as a result of the workforce reduction in our technical services department, changes in our service delivery model and our efforts to broaden our IT services portfolio.

Selling, general and administrative expenses increased $10, or 1.2%, to $862 in the quarter ended June 30, 2006, compared to $852 for the same quarter last year. We expect our management and administrative staff to be sufficient to meet customer demand; however, we may need to add additional personnel in the sales area of the business as sales volume dictates. Accounting fees in 2006 are expected to remain high due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R).

Depreciation and amortization expense for the third quarter of 2006 decreased $12, or 52.2%, from $23 in the third quarter of 2005 to $11 in the third quarter of 2006. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2005.

Operating loss for the third quarter of 2006 was $240 compared to an operating income of $50 for the third quarter of 2005.

Net interest expense in the third quarter of 2006 and 2005 was $18 and $15, respectively. The net interest expense for the quarters ended June 30, 2006 and 2005 was a result of interest expense incurred in connection with the Wells Fargo credit facility of $58 and $55, respectively, which was largely offset by interest income in the third quarters of 2006 and 2005 of $40 earned in connection with the loan made to Applied Digital.

Income tax expense was $0 for the third quarter of 2006 compared to an income tax expense of $1 for the same period last year. The income tax expense in the third quarter of 2005 was the result minimum state income tax payments.

Our net loss for the quarter ended June 30, 2006 was $267, compared to net income of $25 in the quarter ended June 30, 2005.

Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

(in thousands unless otherwise noted)

Revenue for the first nine months of fiscal year 2006 decreased $215 or 1.7% to $12,776 from $12,991 in the first nine months of fiscal year 2006. The decrease in revenue was primarily a result of a decrease in service sales that was somewhat offset by a slight increase in products sales. Product sales during the nine months ended June 30, 2006 increased by $223, or 2.0%, to $11,563 from $11,340 last fiscal year. Service sales decreased $438, or 26.5%, to $1,213 from $1,651 during the first nine months of fiscal year 2005. This decrease was due to a combination of a decrease in time and material services related to the service contract with IBM Corporation, which expired in December 2004 and decreases in project work and service contract revenue. We expect our overall sales volume for the balance of fiscal year 2006 to remain at or above last year’s sales volume levels due to continued healthy IT market conditions, our focus on high-end, Intel-based products and our efforts to broaden our IT services portfolio.

Gross profit decreased by $558, or 20.8% in the first nine months of fiscal year 2006 to $2,129 from $2,687 in the same period last year. The decrease in gross profit was primarily due to the decrease in product margins. Total gross margin decreased to 16.7% from 20.7% in the first nine months of 2006 compared to 2005. Product margin decreased to 15.4% for the nine months ended June 30, 2006 compared to 19.6% for the same period last year primarily due to a decrease in sales of high-end products in 2006 compared and favorable pricing from vendors experienced in the quarter ended June 30, 2005 that were not available in the current fiscal year. Service margins in the first nine months of 2006 were level with the first nine months of 2005 at 28.3%. We expect our product margins to remain steady during the remainder of 2006 as we continue to focus on selling high-end products, and we expect an improvement in our service margins as a result of the workforce reduction in our technical services department, changes in our service delivery model and our efforts to broaden our IT services portfolio.

Selling, general and administrative expenses increased $321, or 12.7%, to $2,858 for the first nine months of 2006, compared to $2,537 for the same period in fiscal year 2005. The increase was primarily due to the reversal of an over accrual in accrued litigation expense of approximately $168 in the second quarter of 2005 following the settlement of a lawsuit with InfoTech’s former President, Chief Executive Officer and director, Anat Ebenstein, and compensation expense of $124 related to the adoption of SFAS 123(R). Additionally, we had higher compensation expense as a result of the severance agreement with InfoTech’s former Chief Operating Officer, acting President and Chief Executive Officer, Sebastian Perez. This was somewhat offset by reduced commissions related to lower gross profit. Accounting fees in 2006 are expected to remain high due to the expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R), although not to the level experienced in the third quarter of 2006. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales area of the business as sales volume dictates.

Depreciation and amortization expense for first nine months of 2006 decreased $38, or 55.1%, to $31 in 2006 from $69 in the first nine months of 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2005.

Operating loss for the first nine months of 2006 was $760 compared to an operating income of $81 during the same period last year.

Net interest expense was $45 in the first nine months of 2006, compared to $43 in the same period of 2005. The net interest expense in 2006 and 2005 was primarily a result of interest expense of $165 and $164 respectively, incurred in connection with the Wells Fargo credit facility. This was largely offset by the interest income of $120 earned in 2006 and 2005, from the loan made to our majority stockholder, Applied Digital.

Our net loss for the nine months ended June 30, 2006 was $821, compared to a net income of $39 for the same period last year.

Liquidity and Capital Resources

Our current ratio at June 30, 2006 was 1.9 compared to 2.6 at September 30, 2005. Working capital at June 30, 2006 was $2,394, down from $2,974 at September 30, 2005, a decrease of $580.

Cash used in operating activities in the first nine months of fiscal year 2006 was $1,393, compared to cash provided by operating activities in the first nine months of fiscal year 2005 of $1,000. The cash used in operating activities in 2006 was primarily due to our net loss and an increase in accounts receivable. The cash provided by operating activities during 2005 was primarily a result of an increase in accounts payable resulting from product purchased for a large sale at the end of the quarter ended June 30, 2005. This was somewhat offset by an increase in inventories.

Cash used in investing activities was $20 for the first nine months of fiscal 2006, compared to cash used in investing activities of $31 for the first nine months of fiscal 2005. Cash used in investing activities for the nine months ended June 30, 2006 and 2005 was a result of capital expenditures.

Cash provided by financing activities for the nine months ended June 30, 2006 was $811 and compared to cash used in financing activities of $802 in 2005. The cash provided by financing activities in the third quarter of 2006 was primarily a result of borrowings on the Wells Fargo line of credit and the cash used in financing activities in 2005 was primarily a result of payments on the Wells Fargo line of credit.

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

Under the terms of the Wells Fargo credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2006, we had a borrowing base of approximately $1,381 and availability of approximately $588 under the credit facility.

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

The credit facility requires us to comply with certain financial covenants and at June 30, 2006 we were in compliance will all our financial covenants under the credit facility. Our financial covenants include (i) a debt to book net worth ratio, as defined in the credit agreement and subsequent amendments, of not more than 1.5 to 1.0 for each fiscal quarter, (ii) a minimum book net worth, as defined in the credit agreement and subsequent amendments, of at least $3,200 for each fiscal quarter and (iii) a net loss, as defined in the fourth amendment of the credit agreement, not to exceed $200 for the fiscal quarter ended December 31, 2005; a net loss not to exceed $554 for the two quarters ending June 30, 2006; a net loss not to exceed $828 for the three quarters ending June 30, 2006; and a net loss for the year ending September 30, 2006 not to exceed $1,045. In addition, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of assets and other corporate transactions by us, without Wells Fargo’s consent.

We had borrowings of $793 and $11 under the Wells Fargo line of credit as of June 30, 2006 and 2005, respectively. Borrowings under the IBM Credit financing arrangement amounted to $239 and $378 at June 30, 2006 and 2005, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, we entered into an arrangement with one of our primary suppliers, Ingram Micro Inc. pursuant to which Ingram Micro provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not paid within 10 days of the due date bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under our credit facility with Wells Fargo. We had $152 and $500 outstanding on the line of credit with Ingram at June 30, 2006 and 2005, respectively, and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, together with our current cash position will be sufficient to fund our operations and capital expenditures through June 30, 2007. Additionally, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

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

On October 1, 2005, we adopted the provisions of SFAS 123(R) and selected the Black-Scholes method of valuation for share-based compensation. We elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of the adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of the adoption of SFAS 123(R). We did not grant any stock options during the nine months ended June 30, 2006 and all outstanding options were fully vested as of September 30, 2005. However, in January 2006, we modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $13 and $111 of compensation expense recognized in the three and nine months ended June 30, 2006, respectively, as a result of the adoption of SFAS 123(R).

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes -- an interpretation of FAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 to have an impact on our consolidated financial position, results of operations, cash flows or financial statement disclosures.

No other recently issued accounting pronouncements that became effective during the nine months ended June 30, 2006 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

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

There was no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Customer Concentration and Lack of Recurring Revenue

Historically we have had a relatively high customer concentration. For the fiscal year ended September 30, 2005, two customers, GAF Materials Corporation and Hackensack University Medical Center, accounted for 27% and 23% of our revenue, respectively. In the nine months ended June 30, 2006, GAF Material Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 24%, 18% and 9% of our revenue, respectively. Additionally, GAF Materials Corporation, Hackensack University Medical Center and PDI, Inc. comprised 24%, 13% and 12%, respectively, of our accounts receivable as of June 30, 2006. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

In the fourth quarter of fiscal year 2004, in the fourth quarter of 2005, and in the second quarter of 2006, we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. While we expect to be able to maintain compliance with the amended financial covenants throughout the remainder of fiscal year 2006, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them. This could materially and adversely impact our financial condition, results of operations and cash flows.

Although we are a publicly traded company, it is unlikely that we would be able to raise capital through the issuance of stock. Our stock is traded on the OTCBB, where there is little visibility in the investment community and our share volume is very low, averaging less than 5,000 shares per day during fiscal year 2005 as well as the quarters ended December 31, 2005, March 31, 2006 and June 30, 2006. The combination of low visibility and low liquidity creates an unfavorable environment for us to be able to attract the investors needed to raise capital in the equity markets. Our inability to raise capital by these means may significantly impact our ability to fund our operations and future growth through expansion or acquisition.

Impairment Charges

In the fourth quarter of 2005, following the annual independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we recorded an impairment of our long-lived assets in the amount of $529,000. While we do not anticipate further impairment of these long lived assets, it may be determined that further impairment of these assets has occurred. This could result in recording additional impairment charges that will negatively affect our earnings.

Operating Losses

For the fiscal years ended September 30, 1999 through 2005 and for the first three quarters of fiscal year 2006, we experienced operating losses and as of June 30, 2006 our accumulated deficit was $2,469. While the change in our business model and strategic direction over the past few years has significantly improved our results, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

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

Date: August 11, 2006

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
10.28

Third Amendment to Loan Documents, dated June 23, 2006, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.29

Fourth Amendment and Waiver, dated as of May 1, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2006)

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