Form 10-K
period 2006-09-30
INFOTECH USA INC
filed 2006-12-22
CIK 1037417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes ☐  No ☒

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

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                       Yes ☐  No ☒

The aggregate market value of our common stock held by non-affiliates computed by reference to the closing price of our common stock on March 31, 2006 was $1,352,211. For purposes of this calculation only, directors, executive officers and the principal controlling stockholder of the registrant are deemed to be affiliates.

The number of shares outstanding of each class of our common equity as of December 19, 2006 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01 per share	4,946,398

Documents Incorporated by Reference

Certain portions of the registrant's definitive proxy statement in connection with the 2007 annual meeting of stockholders which will be filed with the Securities and Exchange Commission on or before January 28, 2007 are incorporated by reference in Part III of this Form 10-K.

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

During 2006, we continued to advance our business plan of developing a customer-oriented IT solutions-based business model that combines a mix of IT services and products aimed at addressing our customer’s specific needs. To that end, we continue to employ two basic strategies to broaden the IT expertise we offer our customers. First, we build on our investment in high quality personnel by focusing on continuous training in order to achieve higher technical and sales certification levels from the manufacturers of high-end IT products. The advancement of our certification levels enables us to offer a greater variety of high-end IT products and services to our customers. Second, we continue to develop strategic alliances with outside technical service firms and manufacturers allowing us to offer a wider array of IT products and services to our customers.

A significant percentage of our revenue is derived from sales to educational institutions, the legal and financial community, medical facilities, and New York City governmental agencies. However, our customer base also includes retailers, manufacturers and distributors. Our customers include:

American Federation of Art

City of New York

GAF Materials Corporation

Greater New York Mutual

H. Lee Moffitt Cancer Center

Hackensack University Medical Center

Home Insurance Company

International Counsel of Shopping Centers

International Specialty Products

Jet Aviation

Lowenstein Sandler

Morgan Stanley

PDI, Inc.

Reckitt Benckiser

Risk Enterprise Management

Robert Wood Johnson

St. Joseph’s Medical Center

Suburban Propane

Sun Chemical Corporation

Trinity Management and Technology

Toys R Us

Quick Check

All of our revenue is derived from U.S.-based customers or the U.S. operation of multi-national customers.

During 2006, three customers, GAF Materials Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 23%, 16% and 10% of our total revenue, respectively. During 2005, three customers, GAF Materials Corporation, Hackensack University Medical Center and St. Joseph’s Hospital, accounted for 27%, 23% and 8% of our total revenue, respectively. All of our three largest customers for 2006 continue to be active customers.

Strategy

InfoTech and its predecessor companies have been in the business of delivering state-of-the-art IT solutions since 1980, and we have built extensive expertise in the IT arena. As emerging technologies redefine business models, we seek to help businesses identify cutting edge technology solutions that will arm them with a competitive edge. We maintain a solution-based approach aimed at enabling our customers to solve specific business problems, improve efficiency, reduce costs and improve security. We believe our dedication to the development of strategic alliances with providers of high-end products and services, and our continuous development of highly skilled, certified personnel give us the ability to execute on any IT initiative.

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

Virtualization Practice

As the market continues to demand more productivity from already strapped resources virtualization aims to save money for customers by leveraging existing resources more efficiently, reducing capital expense, decreasing implementation costs, and providing better redundancy.

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

Storage Practice

Customers continue to increase their reliance on IT systems. As generation of all kinds of data continues to grow in size and importance, many organizations need to move to a more robust storage solution that offers them a higher capacity, availability, redundancy, and efficiency. Our consultants lead customers through the complexities and challenges associated with analyzing data, selecting a storage strategy, designing storage architecture, deploying the equipment and streamlining the operations and management of storage solutions.

Our storage portfolio offers a comprehensive solution set that meets the needs of small or large organizations regardless of performance requirements and budget constraints.

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

VoIP

The convergence of voice and data utilizing internet technology to deliver Voice over Internet Protocol (VoIP) is a compelling technology that many organizations are actively evaluating or adopting. We provide full lifecycle support to our customers looking to leverage the advantages of this increasingly adopted technology. We also assume and manage the necessary infrastructure to deliver voice services to our customers’ employees without the expense of ramping internal support for this technology.

Compliance

We understand the security mandates that must be followed in highly regulated organizations, such as healthcare, finance, and public corporations.

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

Asset Acquisition and Management

We provide a virtually transparent supply chain for the procurement of cutting edge information technology assets. We believe our total acquisition and support model is one of the most flexible and cost-effective models in the industry since we are able to partner with multiple, high-end technology distributors.

Call Center

We offer basic hardware and software support services on as-needed and fixed price bases enabling our customers to choose the amount of support required to ensure optimum IT utilization.

On-site support

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

Warranty & Maintenance Support

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

Expansion Through Acquisitions

We continuously review potential acquisitions with the goal of identifying strategically and financially attractive IT services companies that could complement or expand our technology platform in our market area of northern New Jersey and metro New York City, and beyond. We identified a number of potential acquisitions in 2006 and will continue to investigate these and other possible transactions in 2007 as we continue to drive for profitability and enhanced emphasis upon services offerings.

Hire and Retain Skilled Professionals

We believe our ability to deliver sophisticated IT solutions, combined with our reputation for excellent customer service, distinguishes us from our competitors. To deliver these services, we must continue to hire and retain skilled professionals in all disciplines and foster collaboration among them.

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

In 2006, we hired an Executive Vice President of Sales to join our senior management team to further develop our strategic direction and initiatives, and oversee our sales and marketing efforts. We also hired a Senior Project Manager to overhaul our Service Department operations and systems in order to position us for growth.

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

Strategic Alliances

We believe our relationships with leading technology partners provide increased visibility and sales opportunities. In 2006, we continued to maintain our status as a certified business partner of many of today’s leading information technology manufacturers. We are authorized to market products from Cisco, Citrix, Hewlett Packard, IBM, Lexmark, Microsoft, 3Com, VM Ware, Alternative Technology, Clear Cube and Tumbleweed. Additionally, in 2006 we added a new strategic partnership with Florida-based SL Powers to deliver managed services to the small and medium sized business market in our geographic area.

Sales and Marketing

Our sales and marketing team continues to work hard to stay on top of the ever-changing IT environment. Our sales force is in a constant process of participating in and completing manufacturers’ training programs to give them the needed expertise and certification required to sell the higher-end product lines we continue to pursue in our overall strategy. In the coming year, we expect to increase our sales force to emphasize our planned managed services offerings.

We pursue marketing leads through a combination of telephone outreach, brochure mailings, our website presence, and a program of quarterly, co-sponsored marketing campaigns. Our quarterly programs are typically special gatherings that bring together our sales force, our existing and prospective customers, and our technology partners. Our technology partners participate in these events as co-sponsors through their contributions of ear marked marketing development funds. Ours is a business heavily reliant on personal relationships, so such co-sponsored programs are vital to maintaining existing relationships and developing new ones. We also regularly attend major industry conferences sponsored by our technology partners and our distribution partners such as Tech Data and Ingram Micro.

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

•       Our focus on certain vertical markets enables us to leverage industry specific expertise to better position InfoTech within those markets.

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

EMPLOYEES

As of December 19, 2006, we employed 25 full-time employees and 1 part-time employee. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

Customers typically do not place recurring “long-term” orders with us, resulting in a limited order backlog at any point in time. Our backlog was approximately $1,405 and $236 at December 19, 2006 and 2005, respectively. Given the lack of recurring orders from existing customers, our failure to receive orders from existing or new customers on a continuous basis in the future would have a material adverse effect on our financial condition, results of operations and cash flows.

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

ITEM 1A. RISK FACTORS

Customer Concentration and Lack of Recurring Revenue

During 2006, three customers, GAF Material Corporation, Hackensack University Medical Center and PDI, Inc., accounted for 23%, 16% and 10% of our revenue, respectively. Additionally, H. Lee Moffitt Cancer Center, Hackensack University Medical Center and PDI, Inc. comprised 18%, 16% and 12% of our accounts receivable as of September 30, 2006. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

Competition

The IT marketplace is highly competitive, particularly in the New York City metropolitan area where we compete. As a result, there are many competitors in our geographic area vying for customers as well as experienced IT sales and technical personnel. Certain of our current and potential competitors have greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their services than we can. No assurance can be given that we will be able to compete successfully against current or future competitors.

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

In the fourth quarter of fiscal year 2005 and in the second and fourth quarters of 2006, we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. While we expect to be able to maintain compliance with the amended financial covenants throughout the remainder of fiscal year 2007, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts outstanding. This could materially and adversely impact our financial condition, results of operations and cash flows.

We are a publicly traded company and our stock is traded on the over-the-counter Bulletin Board, where there is limited visibility in the investment community. Moreover, our share volume averaged less than 5,000 shares per day during fiscal year 2006. Raising equity capital could therefore be challenging for us. Any limitations on our ability to raise equity capital could significantly impact our ability to fund our operations or undertake future growth through expansion or acquisition.

Operating Losses

For the years ended September 30, 1999 through 2006, we experienced operating losses and as of September 30, 2006 our accumulated deficit was $3,790,000. While we continue to change our business model and strategic direction to improve our results, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, Applied Digital Solutions, Inc. (“ADS”) owns approximately 52% of our outstanding shares and our Chairman of the Board, Scott Silverman, is also the Chairman of the Board of ADS. As a result, ADS is able to exercise significant influence over our company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate: a change in control, acquisition, merger or other transaction, such as a transaction to take the company private.

ITEM 2.  PROPERTIES

We lease 180 square feet of general office space in New York City at an annual rental of $27,000 pursuant to a one year lease. This lease expires on October 31, 2007. This location adequately serves our needs and is approximately 100% utilized.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the over-the-counter bulletin board under the symbol “IFTH”. The following table shows, for the periods indicated, the high and low bid quotations per share of the common stock based on published financial sources. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$0.40	$0.24
Second Quarter	0.44	0.28
Third Quarter	0.41	0.32
Fourth Quarter	0.45	0.34
2006
First Quarter	$0.45	$0.39
Second Quarter	0.77	0.33
Third Quarter	0.57	0.36
Fourth Quarter	0.41	0.28

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

Holders

As of December 19, 2006, there were 51 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance as of September 30, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)

Equity compensation plans approved by security holders	3,325,000	$ 0.304	6,245,000

Equity compensation plans not approved by securities holders	1,150,000(1)	$ 0.699(2)	—

Total	4,475,000	$ 0.392(2)	6,245,000

(1) The 1,150,000 shares consist of, 950,000 shares subject to outstanding options and 200,000 shares of restricted stock. The restricted shares were granted in January 2006 to our chairman of the board and chief executive officer in the amount of 100,000 shares each.  The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant.

(2) The restricted stock does not affect and is not reflected in the weighted average exercise price.

Issuer Purchases of Equity Securities

We did not make any common stock repurchases during the fiscal year ended September 30, 2006.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below, insofar as they relate to each of the five years ended September 30, 2006, are derived from, and are qualified by reference to, our audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 2004, 2003 and 2002 and for the years ended September 30, 2003 and 2002 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods.

Consolidated Statement of	For the Year Ended September 30,
Operations Data:	2006		2005		2004		2003	2002
	(amounts in thousands, except per share amounts)

Total revenue	$ 16,010		$ 16,466		$ 16,684		$ 13,608	$ 25,182
Cost of sales	13,333		13,146		13,845		11,154	20,765
Gross profit	2,677		3,320		2,839		2,454	4,417
Operating expenses	4,738	(1)	4,027	(2)	4,024	(3)	3,555	4,447
Loss from operations	(2,061)		(707)		(1,185)		(1,101)	(30)
Interest (expense) income	(61)		(57)		95		36	(274)
Other expense	(20)		(13)		(46)		(26)	(223)
Loss before income taxes	(2,142)		(777)		(1,136)		(1,091)	(527)
Income tax benefit (expense)	-		9		(1,545)	(4)	447	115

Net loss	$ (2,142)		$ (768)		$ (2,681)		$ (644)	$ (412)

Per Share Data:

Net loss per common share – basic	$ (0.44)		$ (0.16)		$ (0.55)		$ (0.13)	$ (0.08)

Weighted average number of common
shares outstanding – basic	4,919		4,896		4,896		4,896	4,896

Consolidated Balance Sheet Data:
	As of September 30,
	2006		2005		2004		2003	2002
Working capital	$ 2,006		$ 2,974		$ 3,103		$ 3,496	$ 4,081
Total assets	4,187		6,050		7,005		9,368	9,757
Short term debt	126		106		907		126	148
Long term debt	-		-		-		-	21
Stockholders' equity	2,155		4,145		4,913		7,594	8,238

(1) In the fourth quarter of 2006, we recorded an impairment charge of $924 related to goodwill.

(2) In the fourth quarter of 2005, we recorded an impairment charge of $529 related to goodwill.

(3) In the fourth quarter of 2004, we recorded an impairment charge of $701 related to goodwill.

(4) In the fourth quarter of 2004, we recorded an impairment charge of $1,550 related to deferred taxes.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations.

	Years Ended September 30,
	2006	2005	2004
	%	%	%
Total revenue	100.0	100.0	100.0
Cost of sales	-83.3	-79.8	-83.0
Gross profit	16.7	20.2	17.0
Operating expenses	-29.6	-24.5	-24.1
Loss from operations	-12.9	-4.3	-7.1
Interest (expense) income	-0.4	-0.4	0.6
Other expense	-0.1	-0.1	-0.3
Loss before income taxes	-13.4	-4.8	-6.8
Income tax benefit (expense)	0.0	0.1	-9.3
Net loss	-13.4	-4.7	-16.1

Fiscal Year 2006 Highlights

(in $’000s)

•

Sales for 2006 were down slightly $456 or 2.8% compared to 2005 and gross profit decreased $643, or 19.4%, from last year. Product sales were relatively flat compared to 2005 and product gross profit fell $483 or 17.3% from 2005. The decline in product gross profit was primarily due to a decrease in sales of high-end products in 2006 compared to 2005 and favorable pricing from vendors experienced in 2005 that was not available in 2006.

•

Service sales were down 25.9% compared to 2005, primarily due to a combination of decreases in project work and service contract revenue. Service margins were relatively flat in 2006 compared to 2005 at 24.3% and 25.9%, respectively.

•

The goodwill associated with the acquisition of our wholly-owned subsidiary InfoTech USA, Inc. was fully impaired at September 30, 2006, which resulted in a charge of $924. In 2005 and 2004 the impairment charge was $529 and $701, respectively.

•	Our loss from operations was $2,061 for fiscal year 2006, compared to $707 in fiscal year 2005.

Fiscal Year 2006 Compared to Fiscal Year 2005

(in $’000s)

Revenue for fiscal year 2006 decreased $456 or 2.8% to $16,010 from $16,466 in 2005. The decrease in revenue was due to a decrease in service sales. Product sales increased slightly from $14,457 in 2005 to $14,522, an increase of $65 or 0.4% while service sales decreased $521 or 25.9%. The decrease in services sales was due to a combination of decreases in project work and service contract revenue. We expect our sales volume for the coming fiscal year to remain at or above last year’s sales volume levels due to continued healthy IT market conditions, our focus on high-end, Intel-based products and our efforts to broaden our IT services portfolio.

Gross profit decreased by $643, or 19.4% in fiscal year 2006 to $2,677 from $3,320 in fiscal year 2005. The decrease in gross profit was due to a combination of lower product gross margins and the decline in service revenue. The product margins fell from 19.4% in fiscal year 2005 to 15.9% in fiscal year 2006 primarily due to a decrease in sales of high-end products in 2006 compared to 2005 and favorable pricing from vendors experienced in 2005 that was not available in fiscal year 2006. Total gross margin declined to 16.7% in 2006 from 20.2% in 2005. We expect our overall margins to be steady in the coming fiscal year due to our focus on high-end products and related services, changes in our service delivery model and our efforts to broaden our IT services portfolio.

Selling, general and administrative expenses increased $370, or 10.9%, to $3,770 in fiscal year 2006, compared to $3,400 in fiscal year 2005 due a combination of factors. In 2005 we recorded a $168 reversal of an estimated accrual in accrued litigation expense following the settlement of a lawsuit with InfoTech’s former President, Chief Executive Officer and director, Anat Ebenstein, which was settled for less than what was originally recorded, and in 2006 we incurred compensation expense of $124 related to the adoption of SFAS 123(R), as well as compensation expense in connection with the severance agreement with InfoTech’s former Chief Operating Officer, acting President and Chief Executive Officer, Sebastian Perez. These factors were somewhat offset by reduced commissions related to lower gross profit. Accounting fees in 2006 are expected to remain high due to the expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R), although not to the level experienced in 2006. We expect our management and administrative staff to be sufficient in the coming fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

Depreciation and amortization expense for fiscal year 2006 decreased $54, or 55.1%, to $44 from $98 in fiscal year 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2005.

Following the annual independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we determined that there has been a full impairment of our long-lived assets, which resulted in an impairment charge of $924 which was recorded in the fourth quarter of 2006. The impairment was calculated using projections we compiled based on estimates of our future cash flows derived from our existing business, taking into account our history of operating losses and the overall volatility in the IT industry.

Our operating loss for fiscal year 2006 was $2,061 compared to an operating loss of $707 in fiscal year 2005. The loss from operations in both 2006 and 2005 was significantly impacted by the asset impairment charges incurred in both years of $924 and $529, respectively.

Other expense, net, in fiscal year 2006 increased $7, or 53.8% to $20 from $13 in fiscal year 2005.

Net interest expense was $61 in fiscal year 2006, compared to $57 in 2005. The net interest expense in both years was interest expense incurred in 2006 and 2005 of $223 and $219, respectively which was largely offset by the interest income of $162 earned in 2006 and 2005, from the loan made to our majority stockholder, ADS.

Our net loss for fiscal year 2006 was $2,142, compared to a net loss $768 in fiscal year 2005, based on the factors asserted above.

Fiscal Year 2005 Compared to Fiscal Year 2004

(in $’000s)

Sales for fiscal year 2005 decreased $218, or 1.3% to $16,466 from $16,684 in fiscal year 2004. The decrease in revenue was primarily a result of a decline in service sales, which was largely offset by higher product sales. Product sales for 2005 increased $1,026, or 7.6%, compared to 2004, while service sales for 2005 decreased $1,244, or 38.2%. The decrease in service sales was primarily a result of the drop in time and material service sales due to a significant reduction in volume in our IBM Corporation service contract. The contract expired in December 2005 and was not renewed.

Gross profit increased from $2,839 in fiscal year 2004 to $3,320, in fiscal year 2005, an increase of $481, or 16.9%. The increase in gross profit was primarily due to improved product margins, which were somewhat offset by lower service margins. Total gross margin increased in fiscal year 2005 to 20.2% from 17.0% in fiscal year 2004. Product margins increased to 19.4% in fiscal year 2005 from 13.3% in fiscal year 2004, while service margins decreased from 32.3% in 2004 to 25.9% in 2005. The increase in our product margin was primarily due to the combination of an increase in sales of high-end products, which yield higher profit margins and favorable pricing from our vendors. The decrease in service margins was primarily due to the underutilization of technicians and engineers, combined with an increase in parts expense in the fourth quarter of 2005.

Selling, general and administrative expenses increased by $261 or 8.3% to $3,400 in fiscal year 2005, compared to $3,139 in fiscal year 2004. The increase was primarily due to an increase in sales expense and commissions related to higher gross profit, an increase in salaries of non-management personnel made in the first quarter of fiscal year 2005 and an increase in accounting expenses associated with the evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002. These expense increases were somewhat offset by the favorable settlement of the law suit with our former President, Chief Executive Officer and director, Anat Ebenstein (see Note 11 to the consolidated financial statements).

Depreciation and amortization expense for fiscal year 2005 decreased $86, or 46.7%, from $184 in fiscal year 2004 to $98 in fiscal year 2005. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2004.

Following the annual independent valuation of the goodwill of our subsidiary, InfoTech USA, Inc., we determined that there was an impairment of $529 of our long-lived assets, which was recorded in the fourth quarter of 2005. The impairment was calculated using projections we compiled based on estimates of our future cash flows taking into account our history of operating losses and the overall volatility in the IT industry.

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

Our net loss for fiscal year 2005 was $768 compared to a net loss of $2,681 in fiscal year 2004. Our net loss for 2005 and 2004 including pro-forma adjustments (see Note 1 of our consolidated financial statements) was $946 and $2,819, respectively.

Liquidity and Capital Resources

(in $’000s)

Cash used in operating activities in fiscal 2006 was $654 compared to cash provided by operating activities of $1,572 in 2005 and cash used in operating activities of $1,316 in fiscal year 2004. The cash used in operating activities in 2006 was primarily a result of our operating loss which was somewhat offset by decreases in accounts receivable and other current assets, and an increase in accounts payable and accrued liabilities. The cash provided by operating activities in 2005 was primarily a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses. These were somewhat offset by our operating loss. The decrease in accounts receivable in 2005 was primarily due to improved collections in the fourth quarter of 2005 compared to the fourth quarter of 2004. The increase in accounts payable and accrued expenses was primarily a result of increased purchases in September 2005 compared to September 2004. The cash used in operating activities in 2004 was primarily a result of our operating loss, an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable in 2004 was due to the overall increase in sales volume in fiscal year 2004. The decrease in accounts payable and accrued expenses in 2004 was primarily a result of a reduced outstanding balance with IBM Credit.

Cash used in investing activities in fiscal year 2006 and 2005 was $36, as a result of capital expenditures. Cash used in investing activities in fiscal year 2004 was $29 resulting from capital expenditures which was somewhat offset by a partial repayment of the loan made to ADS and proceeds from disposal of equipment for its approximate carrying value.

Net cash provided by financing activities in 2006 was $36 and was primarily due to proceeds from the issuance of common stock and an increase in borrowings on the ADS line of credit. Net cash used in financing activities in 2005 was $801 and was primarily due to net payments on the Wells Fargo line of credit. Net cash provided by financing activities in 2004 of $781 was primarily a result net of borrowings on our line of credit with Wells Fargo.

Our business activities are capital intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our wholesale financing agreement with IBM Credit provides for inventory financing up to $600 and is secured by a letter of credit issued under our Wells Fargo credit agreement in the amount of $600.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility; (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2006 and 2005, we had a borrowing base of approximately $598 and $593, respectively, and availability under the credit facility as of September 30, 2006 and 2005 of approximately $585 and $583, respectively.

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

As amended as of November 16, 2006, the credit facility requires us to maintain certain financial covenants, including a book net worth of at least $1,900 as of the end of the fiscal quarter ending December 31, 2006; $1,800 as of the end of the fiscal quarter ending March 31, 2007; $1,725 as of the end of the fiscal quarter ending June 30, 2007; $1,575 as of the end of the fiscal quarter ending September 30, 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated Net Income for all fiscal years commencing with the fiscal year ending September 30, 2008 provided that if the consolidated net income is negative such net income will be equal to zero. We are also limited to a net loss, as defined in the credit agreement, of $220 for the quarter ending December 31, 2006, $320 for the two quarters ending March 31, 2007, $400 for the three quarters ending June 30, 2007 and $570 for the year ending September 30, 2007. As of the end of each quarter ending after September 30, 2007, we must maintain a net income on a cumulative quarterly basis of not less than 80% of the projected cumulative net income or worse than 100% of the projected cumulative net loss the period. A debt to book net worth ratio of not more than 2.10 to 1.00 must also be maintained by us. The credit facility also prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by us, without Wells Fargo’s consent.

Borrowing under the Wells Fargo line of credit amounted to $13 at September 30, 2006 and $10 at September 30, 2005. Borrowing under the IBM Credit financing arrangement amounted to $513 and $92 at September 30, 2006 and 2005, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

An agreement with one of our primary suppliers, Ingram Micro Inc., provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at a rate of 1½% per month. Our obligations under this credit line have been guaranteed by us and our subsidiary, Information Technology Services, Inc. The credit line is further secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under InfoTech’s credit facility with Wells Fargo. The credit line will remain in effect until terminated by either party. The amounts outstanding under the Ingram line of credit were $103 and $296 as of September 30, 2006 and 2005, respectively. The borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, Ingram and IBM Credit, and current cash position, will be sufficient to fund our operations and capital expenditures through at least September 30, 2007. As stated above, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs.

On November 3, 2006, we notified Wells Fargo that we did not expect to be in compliance with the covenants for cumulative net income and minimum book net worth contained in the credit facility with Wells Fargo as of and for the fiscal year ended September 30, 2006. Wells Fargo agreed to waive the anticipated non-compliance and, on November 16, 2006, we and our subsidiaries entered into an amendment and waiver with Wells Fargo.

On October 31, 2005, we notified Wells Fargo that for the fiscal year ended September 30, 2005, did not expect to be in compliance with the covenants for cumulative net income contained in our credit agreement. Wells Fargo agreed to waive the anticipated non-compliance and, on November 4, 2005, we and our subsidiaries entered into an amendment and waiver with Wells Fargo.

As previously mentioned, we currently expect to maintain compliance with the amended financial covenants contained in our credit agreement with Wells Fargo throughout the remainder of fiscal year 2007. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts outstanding.

The table below summarizes our known contractual obligations, consisting of our operating lease commitments and our consulting agreements, as of September 30, 2006:

Payments due by period
		Less than	1 - 3	3 -5	More than 5
	Total	1 Year	Years	Years	Years
Leases – premises	$ 739	$ 195	$ 502	$ 42	-
Lease – equipment	1	1	-	-	-
Totals	$ 740	$ 196	$ 502	$ 42	-

Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, An Amendment of ARB No. 43”, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges in all circumstances. We adopted SFAS 151 on October 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), an amendment of APB No. 29 “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 became effective for fiscal years beginning after June 15, 2005 and we adopted this standard in fiscal year 2006. The adoption SFAS 153 did not have any material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement that does not include specific transition provisions. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in the net income or loss of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of the change in accounting principle to financial statements of prior periods’ unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109”, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax returns. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP). The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe it is not likely that we will be able to realize a substantial portion of the benefit of our deferred tax assets. This is primarily based on the combination of our historical losses, our loss incurred in fiscal year ended September 30, 2006, and the overall volatility of the IT industry, resulting in an expectation of marginal profitability in the future. As a result we recorded an increase in our valuation allowance of $842 at September 30, 2006 and as a result did not record any deferred tax asset as of September 30, 2006.

Valuation of Long-Lived Assets

We assess the recoverability of long-lived assets and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Due to our historical losses, including the loss incurred in the fiscal year ended September 30, 2006, and the overall volatility of the IT industry, we project marginal profitability in the future. Accordingly, we have determined that as of September 30, 2006, there has been a full impairment of our long-lived intangible asset, goodwill, resulting in an impairment charge of $924.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth under the captions “Election of Director and Ratification of Appointment of Director – Board of Directors,” “ – Legal Proceedings and Indemnification,” “ – Directorships,” “ – Board Committees and Meetings,” “ – Code of Ethics,” “ – Section 16(a) Beneficial Ownership Reporting Compliance” and “ – Executive Officers and Significant Employees” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the captions “Election of Director and Ratification of Appointment of Director – Executive Compensation,” “ – Option Grants in Last Fiscal Year,” “ – Aggregate Option Exercises in Last Fiscal Year and Year-End Values,” “ – Compensation of Directors” and “ – Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the captions “Election of Director and Ratification of Appointment of Director – Ownership of Equity Securities,” and “– Principal Stockholders” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Information regarding equity compensation plans is set forth under Item 5 of this Form 10-K and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the caption “Election of Director and Ratification of Appointment of Director – Certain Relationships and Related Transactions” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the Proxy Statement for our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: December 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chairman of the Board of Directors	December 22, 2006
(Scott R. Silverman)

/s/ Jonathan F. McKeage	President, Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2006
(Jonathan F. McKeage)

/s/ J. Robert Patterson	Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	December 22, 2006
(J. Robert Patterson)

/s/ Charles L. Doherty	Director	December 22, 2006
(Charles L. Doherty)

/s/ Jeffrey S. Cobb	Director	December 22, 2006
(Jeffrey S. Cobb)

LIST OF EXHIBITS

(Item 14 (c))

Exhibit Number	Description
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
4.1

Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001 (incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K filed with the Commission on December 20, 2002)

10.1

Credit and Security Agreement, dated June 29, 2004, by and among InfoTech USA, Inc., InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.2

Guaranty by Corporations, dated June 29, 2004, by and among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.3

Stock Pledge Agreement, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.4

Collateral Assignment of Note, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.5

First Amendment and Waiver, dated as of December 24, 2004, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 29, 2004)

10.6

Agreement for Wholesale Financing, dated June 30, 2004, by and between IBM Credit, LLC and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.7

Commercial Loan Agreement, dated June 27, 2003, between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.8

Term Note, dated June 27, 2004, issued by Applied Digital Solutions, Inc. in favor of InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.9

Stock Pledge Agreement, dated June 27, 2004, between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.10

First Amendment to Loan Documents, dated June 28, 2004, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.11*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the registrant’s definitive Proxy Statement filed with the Commission on December 27, 1999)
10.12*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive Proxy Statement filed with the Commission on December 28, 1998)
10.13*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement filed with the Commission on February 28, 2001)
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

10.25	Summary of the directors’ compensation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on October 4, 2005)
10.26

Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2006)

10.27

Fourth Amendment and Waiver, dated as of May 1, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2006)

10.28

Third Amendment to Loan Documents, dated June 23, 2006, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.29

Fifth Amendment and Waiver, dated as of November 16, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2006)

14.1	Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
21.1	List of Subsidiaries
31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan.

Contents
Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3
September 30, 2006 and 2005

Consolidated Statements of Operations	F-4
Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity	F-5
Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows	F-6
Years ended September 30, 2006, 2005 and 2004

Notes To Consolidated Financial Statements	F-7/20

Schedule II - Valuation and Qualifying Accounts	S-1
Years ended September 30, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

InfoTech USA, Inc.

Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of InfoTech USA, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoTech USA, Inc. and Subsidiaries as of September 30, 2006 and 2005, and their results of operations and cash flows for the years ended September 30, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects, when read in conjunction with the consolidated financial statements, the information required to be set forth therein.

/s/ J. H. Cohn LLP

Roseland, New Jersey

December 8, 2006

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Assets
	September 30,
	2006	2005
Current Assets
Cash and cash equivalents	$372	$1,026
Accounts receivable (net of allowance for doubtful accounts of $115 and $103)	2,371	2,476
Inventories	144	140
Note receivable – Parent Company	1,000	1,000
Other current assets	151	237
Total Current Assets	4,038	4,879

Equipment and improvements, net	113	121
Goodwill, net	—	924
Other assets	36	126

Total Assets	$4,187	$6,050

Liabilities And Stockholders’ Equity
Current Liabilities
Line of credit – Wells Fargo	$13	$10
Amounts due to Parent Company	113	96
Accounts payable	409	681
Accrued expenses and other liabilities	1,497	1,118

Total Liabilities	2,032	1,905

Commitments and contingencies

Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	—	—
Common shares:
Authorized 80,000 shares of $.01 par value; 5,807 and 5,757 shares issued; 4,946 and 4,896 shares outstanding	58	58
Additional paid-in capital	6,805	6,653
Accumulated deficit	(3,790)	(1,648)
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders’ Equity	2,155	4,145

Total Liabilities and Stockholders’ Equity	$4,187	$6,050

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For The Years Ended September 30,
	2006	2005	2004

Revenue
Product revenue	$14,522	$14,457	$13,431
Service revenue	1,488	2,009	3,253
Total revenue	16,010	16,466	16,684

Cost of sales
Cost of products sold	12,206	11,658	11,642
Cost of services sold	1,127	1,488	2,203
Total cost of products and services sold	13,333	13,146	13,845

Gross profit	2,677	3,320	2,839
Selling, general and administrative expenses	3,770	3,400	3,139
Depreciation and amortization	44	98	184
Asset impairment charges	924	529	701
Loss from operations	(2,061)	(707)	(1,185)
Other expense, net	20	13	46
Interest expense	223	219	70
Interest income	162	162	165
Loss before income tax (benefit) expense	(2,142)	(777)	(1,136)
Income tax (benefit) expense	—	(9)	1,545

Net Loss	$(2,142)	$(768)	$(2,681)

Net Loss Per Common Share – Basic	$(0.44)	$(0.16)	$(0.55)

Weighted Average Number Of Common Shares Outstanding - Basic	4,919	4,896	4,896

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended September 30, 2006, 2005 and 2004

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders’ Equity
	Number	Amount

Balance – October 1, 2003	5,757	$58	$6,653	$1,801	$(918)	$7,594

Net Loss	—	—	—	(2,681)	—	(2,681)

Balance – September 30, 2004	5,757	58	6,653	(880)	(918)	4,913

Net Loss	—	—	—	(768)	—	(768)

Balance – September 30, 2005	5,757	58	6,653	(1,648)	(918)	4,145

Issuance of common stock	50	—	16	—	—	16
Share-based compensation	—	—	136	—	—	136
Net Loss		—	—	(2,142)	—	(2,142)

Balance – September 30, 2006	5,807	$58	$6,805	$(3,790)	$(918)	$2,155

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(2,142)	$(768)	$(2,681)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	44	98	184
Share-based compensation	136
Deferred income taxes	—	—	1,545
Asset impairment charges	924	529	701
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	105	901	(422)
(Increase) decrease in inventories	(4)	(27)	7
Decrease (increase) in other current assets	86	177	(131)
Decrease (increase) in other assets	90	48	(56)
Increase (decrease) in accounts payable
and accrued expenses	107	614	(463)
Net cash (used in) provided by operating activities	(654)	1,572	(1,316)

Cash flows from investing activities
Capital expenditures	(36)	(36)	(48)
Payments received on trade note receivable	—	—	13
Proceeds from disposition of property and equipment	—	—	6
Net cash used in investing activities	(36)	(36)	(29)

Cash flows from financing activities
Net borrowings (payments) on Wells Fargo line of credit	3	(802)	812
Payments of capital lease obligations and other long-term debt	—	—	(21)
Net borrowings (payments) on Parent Company line of credit	17	1	(10)
Net proceeds from issuance of common stock	16	—	—
Net cash provided by (used in) financing activities	36	(801)	781

Net (decrease) increase in cash and cash equivalents	(654)	735	(564)

Cash and cash equivalents – beginning of year	1,026	291	855

Cash and cash equivalents – end of year	$372	$1,026	$291

Supplemental disclosure of cash flow information
Income taxes paid	$10	$8	$29
Interest paid	223	219	70

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Per Share Amounts)

Note 1 – Summary Of Significant Accounting Policies

Business Organization And Basis Of Presentation

InfoTech USA, Inc. (the “Company”) was incorporated on September 30, 1987 as a Delaware corporation. The Company has two subsidiaries: Information Technology Services, Inc. (doing business as InfoTech), a New York Corporation since 1980, and InfoTech USA, Inc., a New Jersey corporation since 1983. The Company is controlled by its 52% majority stockholder, Applied Digital Solutions, Inc. (“ADS”, “Applied Digital” or the “Parent Company”).

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

The Company reviews the movement of inventories on an item-by-item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

in returns and price protection policies, the Company determines the need for an inventory valuation allowance. The allowance was $56, $28 and $29 as of September 30, 2006, 2005 and 2004, respectively.

Equipment And Improvements

Equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, any assets disposed of are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.

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

Goodwill

The cost in excess of fair value of net assets of businesses acquired is recorded as goodwill. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) in fiscal 2002, goodwill was amortized on a straight-line basis over 10 years. Goodwill is no longer amortized. Instead, it is tested at least annually for impairment utilizing a two-step methodology. The initial step requires the Company to determine the fair value of the business acquired (reporting unit) and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step based on the excess, if any, of the reporting unit’s carrying value over its fair value.

The Company determines the fair value of the acquired reporting unit for purposes of the initial test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future profitability, cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The company performs its annual impairment test during the fourth quarter absent any interim impairment indicators. See Note 4 for the impact of charges for impairment in 2006, 2005 and 2004.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

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

Net Income (Loss) Per Common Share

The Company presents “basic” income (loss) per common share and, if applicable, “diluted” income per common share, pursuant to the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Basic income (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. The calculation of diluted income per common share is similar to that of basic income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

Since the Company had net losses in 2006, 2005 and 2004, the assumed effects of the exercise of employee stock options for the purchase of 3,975, 4,105 and 3,855 common shares and 300 warrants outstanding at September 30, 2006, 2005 and 2004, respectively, would have been anti-dilutive and, accordingly, dilutive per share amounts are not presented.

Cash And Cash Equivalents

The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value Of Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments. The carrying value of the note receivable from the Parent Company and the line of credit borrowings approximate fair values because they bear interest at market interest rates and have relatively short maturities.

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

The Company has adopted the SFAS 123(R) effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). The Company did not grant any stock options during 2006 and all outstanding options were fully vested as of September 30, 2005. However, in January 2006, the Company modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $136 of compensation expense recognized in 2006 as a result of the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company measured compensation cost related to stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued To Employees” which only required charges to expense over the service period if the fair value of the stock options exceeded their exercise price on the date of grant. To use this method, the Company was required to adopt the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) and to present pro forma net income or loss as if the Black-Scholes option pricing model, which was also an acceptable fair value-based method of accounting for stock options under SFAS 123, had been applied if such pro forma amounts differed materially from the historical amounts. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic value method of accounting described above and adopted only the disclosure requirements of SFAS 123, as amended, which resulted in pro forma charges that were similar in most respects to those computed under SFAS 123(R). Accordingly the Company did not restate prior years for pro forma expense amounts.

The Company’s net loss and net loss per common share determined under SFAS 123(R) for 2006 and pro forma net loss and net loss per common share (assuming compensation cost had been determined based on the fair value at the grant date for all awards issued by the Company and amortized over the vesting period consistent with the provisions of SFAS 123) for the years ended 2005 and 2004 are set forth below:

	2006	2005	2004

Net loss - as reported	$ (2,142)	$ (768)	$ (2,681)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects		(178)	(138)

Net loss - pro forma		$ (946)	$ (2,819)

Net Loss Per Common Share:
Basic - as reported	$ (0.44)	$ (0.16)	$ (0.55)
Basic - pro forma		$ (0.19)	$ (0.58)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted in 2005 and 2004:

	2005	2004

Risk-free interest rates	4.2%	4.5%
Expected option lives	8 years	8 years
Expected volatilities	78%	109%
Expected dividend yields	0%	0%

A summary of option activity under the plans as of September 30, 2006 and changes during the year then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at October 1, 2005	4,105	$ 0.38	5.2
Granted	-	-	-
Exercised	(50)	$ 0.34	5.8
Forfeited or Expired	(80)	$ 0.57	5.6
Outstanding at September 30, 2006	3,975	$ 0.38	4.4	$ 44*
Exercisable at September 30, 2006	3,975	$ 0.38	4.4	$ 44*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.30 at September 30, 2006 based upon its closing price on the OTC.

The total intrinsic value of options exercised during 2006 was $16. No options were exercised during 2005 and 2004.

As of September 30, 2006, there was $63 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under InfoTech’s plans. That cost is expected to be recognized over a weighted-average period of 1.25 years. The total fair value of shares vested during 2006 was $0.

Cash received from option exercises under all share-based payment arrangements for 2006 was $16.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of its restricted stock each. The restricted stock vests 50% on the first anniversary date of grant and 50% on the second anniversary date of grant. The Company determined the value of the stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock is being recognized as compensation expense over the vesting period. Compensation expense was recorded in connection with the restricted stock during 2006 in the amount of $37.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 2 – Other Current Assets

	2006	2005

Vendor receivables (rebates and returns)	$ 81	$ 18
Prepaid expenses	68	172
Miscellaneous receivable	—	42
Other	2	5

Totals	$ 151	$ 237

Note 3 – Equipment And Improvements

	2006	2005

Computer equipment	$ 1,532	$ 1,498
Furniture and fixtures	277	277
Leasehold improvements	71	69
	1,880	1,844
Less accumulated depreciation and amortization	(1,767)	(1,723)

Totals	$ 113	$ 121

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations and related accumulated depreciation in the total amount of $64 at September 30, 2006 and 2005, respectively.

Depreciation and amortization charged to operations amounted to $44, $98 and $184 for 2006, 2005 and 2004, respectively.

Note 4 – Goodwill

Goodwill consists of the unamortized excess of cost over fair value of tangible and identifiable intangible assets net of liabilities of InfoTech USA, Inc. at the date of acquisition. The Company applied APB No. 16, “Business Combinations,” and used the purchase method of accounting for this acquisition in 2001. Goodwill at September 30, 2006 and 2005 consists of:

	2006	2005
Original balance	$ 2,339	$ 2,339
Less accumulated amortization	(185)	(185)
Less impairment charges	(2,154)	(1,230)

Carrying value	$ —	$ 924

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the standard. SFAS 142 also required an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Due to the Company's historical losses, including the loss incurred in fiscal year ended September 30, 2006, and the overall volatility of the IT industry, the Company project marginal profitability in the future. Accordingly, the valuation analysis testing for goodwill impairment as of September 30, 2006, 2005 and 2004 resulted in a charge for goodwill impairment of $924, $529 and $701, respectively.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 5 – Financing Arrangements

The Company’s financing agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”), entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a wholesale financing agreement with IBM Credit in effect as of September 30, 2006, that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility; (ii) the $600 letter of credit outstanding under the credit facility which secures the Company’s obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2006 and 2005, the Company had a borrowing base of approximately $598 and $593, respectively, and availability under the credit facility as of September 30, 2006 and 2005 of approximately $585 and $583, respectively.

In connection with the execution of the credit agreement, the Company paid Wells Fargo an origination fee of $40. Each year, the Company must pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. Additionally, there is minimum monthly interest based on minimum borrowings of $1,500. The Company will incur an additional fee of $20 if Wells Fargo terminates the credit facility upon default or if the Company terminates the credit facility prior to its termination date of June 30, 2008.

The obligations under the credit agreement have been guaranteed by the Company and by both of the Company’s subsidiaries. In addition, the Company has pledged the stock of its subsidiaries and assigned the rights under its loan agreement with Applied Digital (see Note 11). The credit facility is further secured by a first priority security interest in substantially all of the Company’s assets.

As amended as of November 16, 2006, the credit facility requires the Company to maintain certain financial covenants, including a book net worth of at least $1,900 as of the end of the quarter ending December 31, 2006; $1,800 as of the end of the quarter ending March 31, 2007; $1,725 as of the end of the quarter ending June 30, 2007; $1,575 as of the end of the quarter ending September 30, 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated Net Income for all years commencing with 2008 provided that if the consolidated net income is negative such net income will be equal to zero. The Company is also limited to a net loss, as defined in the credit agreement, of $220 for the quarter ending December 31, 2006, $320 for the two quarters ending March 31, 2007, $400 for the three quarters ending June 30, 2007 and $570 for the year ending September 30, 2007. As of the end of each quarter ending after September 30, 2007, the Company must have a Net Income on a cumulative quarterly basis of not less than 80% of the projected cumulative Net Income or worse than 100% of the projected cumulative net loss the period. A debt to book net worth ratio of not more than 2.10 to 1.00 must also be

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

maintained by the Company. The credit facility also prohibits the Company from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by the Company, without Wells Fargo’s consent.

Borrowings under the Wells Fargo line of credit amounted to $13 and $10 at September 30, 2006 and 2005, respectively. Borrowings under the IBM Credit financing arrangement amounted to $513 and $92 at September 30, 2006 and 2005, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. The Company had $103 and $296 outstanding with Ingram as of September 30, 2006 and 2005, respectively, and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

Management believes that the financing arrangements with Wells Fargo, IBM Credit and Ingram, and the Company’s cash position as of September 30, 2006 will be sufficient to fund the Company’s operations and capital expenditures through at least September 30, 2007. The Company’s long-term capital needs may require additional sources of credit. There can be no assurances that the Company will be successful in negotiating additional sources of credit for its long-term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs may materially and adversely impact its financial condition, results of operations and cash flows.

On October 31, 2005, the Company notified Wells Fargo that the Company did not expect to be in compliance with the covenants for cumulative net income contained in the credit facility with Wells Fargo as of and for the year ended September 30, 2005. Wells Fargo agreed to waive the anticipated non-compliance and, on November 4, 2005, the Company and its subsidiaries entered into an amendment and waiver with Wells Fargo. In connection therewith, the Company agreed to pay Wells Fargo a $25 waiver fee in three installments, $10 on January 2, 2006, $10 on February 6, 2006 and $5 on March 6, 2006.

On November 3, 2006, the Company notified Wells Fargo that the Company did not expect to be in compliance with the covenants for cumulative net income and minimum book net worth contained in the credit facility with Wells Fargo as of and for the year ended September 30, 2006. Wells Fargo agreed to waive the anticipated non-compliance and, on November 16, 2006, the Company and its subsidiaries entered into an amendment and waiver with Wells Fargo. In connection therewith, the Company agreed to pay Wells Fargo a $25 waiver fee in three installments, $5 on December 1, 2006, $10 on January 2, 2007 and $10 on February 6, 2007.

Management currently expects to maintain compliance with the amended financial covenants contained in the Company’s credit agreement with Wells Fargo throughout the

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

remainder of 2007. However, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, the Company may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, the Company will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that the Company would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to the Company. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts the Company owes Wells Fargo.

Note 6 – Income Taxes

Income tax (benefit) expense consists of the following:

	Years Ended September 30,
	2006	2005	2004

Current	$ —	$ (9)	$ —
Deferred	—	—	1,545

Totals	$ —	$ (9)	$ 1,545

The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2006	2005	2004
	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	2	3	3
Non-deductible goodwill write-off	15	23	21
State income taxes, net of Federal benefits	(6)	(6)	(6)
Non-deductible deferred tax write-off	—	—	136
Other	(23)	13	16

Totals	—	(1)	136

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2006	2005
Deferred Tax Assets:
Asset reserves	$ 68	$ 53
Property and equipment	20	—
Stock options	19	19
Net operating loss carryforwards	2,576	2,140
Gross deferred tax assets	2,683	2,212
Valuation allowance	(2,683)	(2,211)
Totals	—	1
Deferred Tax Liabilities - property and equipment	—	(1)

Net Deferred Tax Assets	$ —	$ —

At September 30, 2006, the Company has net operating loss carryforwards of approximately $6,276, which will expire in varying amounts through 2025. Utilization of the Company’s net operating losses may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

A portion of the Company’s net operating loss carryforwards arose prior to a change of control during December 2000. As a result, these net operating loss carryforwards are subject to the annual limitations. Therefore, management believed the Company was not likely to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and, accordingly, the Company recorded a valuation allowance of $574 in 2001, which did not change in 2002 and 2003. As of September 30, 2004, management believed the Company was not likely to realize a substantial portion of the tax benefits from its deferred tax assets in subsequent years. This was based primarily on the Company’s history of losses and the Company’s susceptibility to the volatile conditions that exist in the IT market, making the likelihood of InfoTech generating taxable income in future years uncertain. Accordingly, InfoTech’s management determined that it was appropriate to record a valuation allowance of $2,124, the full amount of its net deferred tax assets as of September 30, 2004 and as a result, the Company increased the valuation allowance by $976 in 2004. As of September 30, 2006 and 2005, management continued to believe the Company was not likely to realize a substantial portion of the tax benefits from any of its deferred tax assets and, accordingly, the Company increased the valuation allowance by $472 and $87 to $2,683 and $2,211 the full amount of its net deferred tax assets, as of September 30, 2006 and 2005, respectively.

Note 7 – Stock-Based Compensation and Warrants

Stock Option Plans

In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. Options granted under the plan generally have a vesting period of four years. At September 30, 2006, 1,000 options remain available for issuance under the 1998 Plan.

In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the “2001 Plan”).

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”) or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. A total of 8,620 and 7,396 shares were subject to options outstanding under the 2001 Plan at September 30, 2006 and 2005, respectively. The options outstanding as of September 30, 2006 were granted with various vesting schedules and as of September 30, 2006 all outstanding options were fully vested. The options are exercisable over a period ranging from eight to ten years from the date of grant.

On May 12, 2005, the Board of Directors approved a grant of 200 stock options at an exercise price of $.31 to the Independent Directors of the Company. The options are exercisable on May 12, 2006 and expire on May 12, 2012. On September 26, 2005, the Board of Directors approved a grant of 300 stock options at an exercise price of $.41 to the Directors of the Company. The options are exercisable on September 26, 2006 and expire on September 26, 2013.

A summary of stock option activity related to the Company’s stock option plans is as follows:

	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding on October 1	4,105	$ .38	3,855	$ .39	4,070	$ .45
Granted	—	—	300.41		200.31
Exercised	(50)	(.34)	—	—	—	—
Forfeited	(80)	(.57)	(50)	(.93)	(415)	(1.03)
Outstanding on September 30	3,975.38		4,105.38		3,855.39

Exercisable on September 30	3,975	$ .38	4,105	$ .38	3,855	$ .39

Employee Stock Purchase Plan

On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date, or on the exercise date, whichever is lower. There were no purchases under the 1999 Plan during 2006, 2005 and 2004.

Warrants

As of September 30, 2006, 2005 and 2004, the Company had 300 warrants outstanding at an exercise price of $.58 per share. The warrants expire on December 31, 2010.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 8 – 401(k) Plan

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

During 2006, 2005 and 2004, there were no Company contributions to the Plan.

Note 9 – Concentration Of Credit Risk

Cash

The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. At September 30, 2006, amounts in excess of the Federally insured limit totaled approximately $495. The Company has not experienced any loss to date as a result of the practice.

Major Customers

Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For 2006, the three largest customers, GAF Material Corporation, Hackensack University Medical Center and PDI, Inc., accounted for 23%, 16% and 10% of the Company’s revenue, respectively. Additionally, as of September 30, 2006, H. Lee Moffitt Cancer Center, Hackensack University Medical Center and PDI, Inc. comprised 18%, 16% and 12% of the Company’s accounts receivable, respectively. For 2005, the three largest customers comprised 57% of sales. These customers comprised 57% of accounts receivable at September 30, 2005. For 2004, the three largest customers comprised 53% of sales.

Note 10 – Commitments And Contingencies

Operating Leases And Consulting Contract

The Company has operating leases on real property and equipment expiring through the year 2010. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes and insurance.

Rent expense and other related charges totaled $228, $241 and $240 in 2006, 2005 and 2004, respectively.

The approximate minimum payments required under operating leases, that have initial or remaining terms in excess of one year at September 30, 2006 are:

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Year Ending September 30,	Minimum Rental Payments

2007	$ 196
2008	169
2009	167
2010	167
2011	42

Totals	$ 741

Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 70%, 71% and 78% of purchases were from the four largest vendors for 2006, 2005 and 2004, respectively.

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

Under the terms of the settlement agreement, Ms. Ebenstein agreed to release the Company and the other defendants from any and all claims. Without admitting any wrongdoing, the Company agreed to forgive a $20 loan payable by Ms. Ebenstein to the Company and to pay Ms. Ebenstein $600, a portion of which was in the form of an annuity. The Company’s employment practices liability insurance provider has agreed to cover 90% of the amount payable by the Company under the settlement agreement less any remaining deductible under the policy that has not been satisfied through the payment of defense costs.

In prior periods, the Company accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly, the Company reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the income statement for 2005 of approximately $168.

The Company was not party to any legal proceedings or claims as of September 30, 2006. Accordingly, management does not anticipate any material adverse impact on the Company’s financial position, results of operations or cash flows as a result of legal proceedings or claims.

The Company is not subject to any environmental or governmental proceedings.

Note 11 – Related Party Transactions

The Parent Company incurs certain expenses on behalf of the Company. In 2006, 2005 and 2004, these costs included various business insurance coverages and miscellaneous business expenses. In 2006 and 2005, these costs included accounting fees and in 2006 and 2004, these costs included the salary, payroll taxes and benefits of personnel assigned to the Company in those years. In addition to the above, in 2004, these costs included legal fees. The Company reimbursed $287, $110 and $347 of these costs to the Parent Company in 2006, 2005 and 2004,

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

respectively.

At September 30, 2006 and 2005, amounts due to the Parent Company were $113 and $96 respectively. These amounts arose out of inter-company expenses.

There were no borrowings from the Parent Company in 2006 or 2005.

On June 27, 2003, the Company loaned $1,000 to the Parent Company. Under the terms of the loan, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis beginning July 31, 2003. The principal amount of the loan and any unpaid interest is due on or before June 30, 2007. As collateral for the loan, the Parent Company pledged 750,000 shares of the common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of the Parent Company. As of September 30, 2006, the market value of the shares of stock of Digital Angel was approximately $1,950 based on the closing price of Digital Angel’s common stock. Interest income paid or accrued on the loan to the Parent Company amounted to $162, $162 and $160 in 2006, 2005 and 2004, respectively.

Effective September 1, 2006, the Company agreed to loan the services of its Chief Financial Officer to assist one of the Parent Company’s wholly owned subsidiaries, Computer Equity, Inc. The Parent Company agreed to pay the Company $4 per month in exchange for these services.

Note 12 – Summarized Quarterly Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
2006
Total revenue	$ 5,216	$ 3,918	$ 3,642	$ 3,234		$ 16,010
Gross profit	774	722	633	548		2,677
Loss from operations	(174)	(346)	(240)	(1,301)	(1)	(2,061)	(1)
Net loss	(188)	(366)	(267)	(1,321)	(1)	(2,142)	(1)
Net loss per common share - basic	(0.04)	(0.07)	(0.05)	(0.27)		(0.44)

2005
Total revenue	$ 5,043	$ 3,722	$ 4,225	$ 3,476		$ 16,466
Gross profit	1,094	668	925	633		3,320
Income (loss) from operations	78	(47)	50	(788)	(2)	(707)	(2)
Net income (loss)	62	(48)	25	(807)	(2)	(768)	(2)
Net income (loss) per common share - basic	0.01	(0.01)	0.01	(0.16)		(0.16)
Net income (loss) per common share - diluted	0.01	(0.01)	0.01	(0.16)		(0.16)

(1) In the fourth quarter of 2006, the Company recorded impairment charges of $924 related to goodwill.

(2) In the fourth quarter of 2005, the Company recorded impairment charges of $529 related to goodwill.

Net income (loss) per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net income (loss) per common share will not necessarily equal the total for the year.

INFOTECH USA, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Deducted from Assets	Balance at Beginning of Period	Additions (Deductions) Charged to Costs and Expenses	Other (Additions) Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2004	$ 113	—	$ 16	(a)	$ 97
Year ended September 30, 2005	97	—	(6)	(a)	103
Year ended September 30, 2006	103	25	13	(a)	115
Allowance for Inventory Obsolescence:
Year ended September 30, 2004	39	—	10		29
Year ended September 30, 2005	29	—	1		28
Year ended September 30, 2006	28	28	—		56
Deferred Tax Valuation Allowance:
Year ended September 30, 2004	574	1,550	—		2,124
Year ended September 30, 2005	2,124	—	(87)		2,211
Year ended September 30, 2006	2,211	—	(472)		2,683

(a)	Amounts written off, net of recoveries.

See Report of Independent Registered Public Accounting Firm.

S-1