Form 10-Q
period 2006-12-31
INFOTECH USA INC
filed 2007-02-14
CIK 1037417

OMB APPROVAL
OMB Number : 3234-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to_____

Commission File No.: 0-22693

InfoTech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

7 Kingsbridge Road, Fairfield, New Jersey 07004

(Address, including zip code, of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (973) 227-8772

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days                                      ☒Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             ☐Yes  ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             ☐Yes  ☒No

As of February 9, 2007, 5,046,983 shares of our common stock were outstanding.

InfoTech USA, Inc.

Part I      Financial Information

Item 1     Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Balance Sheets (in thousands, except par value)

	December 31, 2006	September 30, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$132	$372
Accounts receivable, net of allowance for doubtful accounts of $115	3,491	2,371
Inventories	165	144
Note receivable – Parent Company	1,000	1,000
Other current assets	91	151
Total current assets	4,879	4,038

Equipment and improvements, net	106	113
Other assets	35	36
Total assets	$5,020	$4,187

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$65	$13
Amounts due to Parent Company	153	113
Accounts payable	909	409
Accrued expenses and other liabilities	1,689	1,497
Total liabilities	2,816	2,032

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 5,807 shares issued; 4,946 shares outstanding	58	58
Additional paid-in capital	6,818	6,805
Accumulated deficit	(3,754)	(3,790)
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	2,204	2,155
Total liabilities and stockholders’ equity	$5,020	$4,187

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Operations (in thousands, except per share data) (unaudited)

	For the three months ended December 31,
	2006	2005
Revenue:
Product revenue	$3,927	$4,788
Service revenue	378	428
Total revenue	4,305	5,216

Cost of sales:
Cost of products sold	3,066	4,156
Cost of services sold	200	286
Total cost of products and services sold	3,266	4,442

Gross profit	1,039	774

Selling, general and administrative expenses	971	938
Depreciation and amortization	7	10

Income (loss) from operations	61	(174)
Other expense, net	4	5
Interest expense, net	21	9

Income (loss) before income tax expense	36	(188)
Income tax expense	—	—

Net income (loss)	$36	$(188)

Net income (loss) per common share – basic and diluted	$0.01	$(0.04)

Weighted average number of common shares outstanding:
Basic	4,946	4,896
Diluted	4,973	4,896

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statement of Stockholders’ Equity (in thousands) (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Number	Amount	Equity
Balance, October 1, 2006	5,807	$ 58	$ 6,805	$ (3,790)	861	$ (918)	$ 2,155
Share-based compensation	—	—	13	—	—	—	13
Net loss	—	—	—	36	—	—	36
Balance, December 31, 2006	5,807	$ 58	$ 6,818	$ (3,754)	861	$ (918)	$ 2,204

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)

	For the three months ended December 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$36	$(188)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7	10
Share-based compensation	13	—
Changes in operating assets and liabilities
Increase in accounts receivable	(1,120)	(1,756)
(Increase) decrease in inventories	(21)	30
Decrease (increase) in other current assets	60	(25)
Decrease in other assets	1	29
Increase in accounts payable and accrued expenses	692	321
Net cash used in operating activities	(332)	(1,579)

Cash flows from investing activities
Capital expenditures	—	(2)
Payments received on loan to Parent Company	—	(14)
Net cash used in investing activities	—	(16)

Cash flows from financing activities
Net borrowings on Wells Fargo line of credit	52	816
Net borrowings on Parent Company line of credit	40	8
Net cash provided by financing activities	92	824

Net decrease in cash and cash equivalents	(240)	(771)

Cash and cash equivalents – beginning of period	372	1,026

Cash and cash equivalents – end of period	$132	$255

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Notes to Consolidated Condensed Financial Statements (in thousands, except per share data) (unaudited)
1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of December 31, 2006, their results of operations for the three months ended December 31, 2006 and 2005, changes in stockholders’ equity for the three months ended December 31, 2006 and cash flows for the three months ended December 31, 2006 and 2005. Information included in the consolidated condensed balance sheet as of September 30, 2006 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

 Inventories at December 31, 2006 and September 30, 2006 consist of:

	December 31, 2006	September 30, 2006
Finished goods	$219	$200
Allowance for excess and obsolescence	54	56
Totals	$165	$144
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At December 31, 2006 and 2005, the Company had options and warrants outstanding for the purchase of  shares of common stock upon exercise as follows:

	December 31,
	2006	2005
Employee stock options	3,975	4,075
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,275	4,375

The assumed exercise of the employee stock options and warrants outstanding at December 31, 2006, and the application of the treasury stock method, increased the basic weighted average number of common shares outstanding from 4,946 to 4,973 for the computation of diluted net income per common share, but had no effect on net income per common share, for the three months ended December 31, 2006. Since the Company had a net loss for the three months ended December 31, 2005, the assumed effects of the exercise of employee stock options and warrants would have been anti-dilutive.

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

The Company adopted SFAS 123(R) effective October 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. The Company elected the modified prospective application transition method which required that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). All outstanding stock options were fully vested as of October 1, 2005, the date of the adoption of SFAS 123(R), and the Company did not grant any stock options during either the three months ended December 31, 2006 or 2005. Accordingly, the Company did not recognize any compensation expense related to stock options in either period. However, in January 2006, the Company granted shares of restricted stock that vests over a two year period. The Company recorded $13 of compensation expense in connection with the restricted stock during the three months ended December 31, 2006. There was no restricted stock outstanding and, accordingly, no compensation expense recorded in the three months ended December 31, 2005.

A summary of option activity under stock option plans and changes during the period is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding October 1, 2006	3,975	$0.38	4.4	$44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—
Outstanding at December 31, 2006	3,975	$0.38	4.2	—	*
Exercisable at December 31, 2006	3,975	$0.38	4.2	—	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s stock was $0.20 at December 31, 2006 based upon its closing price on the OTC.

During the three months ended December 31, 2006 and 2005, there were no options exercised. Accordingly, the aggregate intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $0.

As of December 31, 2006, there was $50 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of shares vested during the three months ended December 31, 2006 was $0.

During the three months ended December 31, 2006 and 2005, there were no options exercised. Accordingly, there was no cash received from option exercises under any share-based payment arrangements for the three months ended December 31, 2006 and 2005.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of restricted stock each. The restricted stock vested 50% on the first anniversary of the date of grant and the remaining 50% will vest on the second anniversary of the date of grant. The Company determined the value of the restricted stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. Compensation expense of $13 was recorded in connection with the restricted stock in the three months ended December 31, 2006.

6.	Related Party Transactions

On June 27, 2003, the Company loaned $1.0 million to its parent company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis. The Company earned $41 in interest income during each of the three months ended December 31, 2006 and 2005. The principal and any unpaid interest is due June 30, 2007. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of December 31, 2006, the market value of the shares of stock of Digital Angel was $1,912 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.	Financing Agreements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, as amended, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a wholesale financing agreement with IBM Credit in effect as of December 31, 2006 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2006, the Company had a borrowing base of approximately $1,405 and availability of approximately $1,340 under the credit facility.

The Company had borrowings under the Wells Fargo line of credit of $65 and $13 at December 31, 2006 and September 30, 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $339 and $513 at December 31, 2006 and September 30, 2006, respectively, are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to maintain certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of December 31, 2006.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro, Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of December 31, 2006 and September 30, 2006, the Company had $298 and $152, respectively, outstanding under the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes contained in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2006. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Forward-Looking Statements and Associated Risk” later in this Item 2.

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

Forward-Looking Statements and Associated Risk

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in the Quarterly Report on Form 10-Q. The words “believe”, “expect”, “anticipate”, “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

We operate in a highly competitive industry, which in turn places constant pressures on maintaining gross profit margins. Many of our sales are high volume equipment sales, which produce lower than average gross profit margins, but are often accompanied by a service arrangement, which yields higher than average gross profit margins.

The following table sets forth, for the periods indicated, the percentage relationship to total revenue of certain items in our consolidated condense d statements of operations.

	Three Months Ended December 31,
	2006	2005
Revenue:
Product revenue	91.2%	91.8%
Service revenue	8.8	8.2
Total revenue	100.0	100.0
Cost of sales:
Cost of products sold	71.2	79.7
Cost of services sold	4.7	5.5
Total cost of products and services sold	75.9	85.2
Gross profit	24.1	14.8
Selling, general and administrative expenses	22.5	18.0
Depreciation and amortization	0.2	0.2
Income (loss) from operations	1.4	(3.4)
Other expense, net	0.1	0.1
Interest expense, net	0.5	0.1
Income (loss) before income tax expense	0.8	(3.6)
Income tax expense	0.0	0.0
Net income (loss)	0.8	(3.6)

Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

(in thousands unless otherwise noted)

Sales for the quarter ended December 31, 2006 decreased $911, or 17.5%, to $4,305 from $5,216 for the same quarter last year. The decrease was primarily due to a $2.6 million sale in the quarter ended December 31, 2006 to one of our major customers for which we acted as a sales agent only recognizing the sales agent fee as revenue. Product sales decreased by $861, or 18.0%, in the first quarter of 2007 to $3,927, compared to $4,788 in the first quarter of last year. Service sales decreased $50, or 11.7%, from $428 in the quarter ended December 31, 2005 compared to $378 in the same quarter this year. The decrease in service revenue was primarily due to decline in time and material and warranty services. We expect our overall sales volume for 2007 to remain at or above last year’s sales volume levels due to healthy IT market conditions, our continued focus on high-end, Intel-based products and our efforts to continue broadening our IT services portfolio. Our backlog as of February 5, 2007 was $531.

Gross profit increased by $265, or 34.2%, to $1,039 in the quarter ended December 31, 2006 compared to $774 in the same quarter last year. The increase in gross profit was primarily due to a $271 agency fee received for the $2.6 million sale. Total gross margin increased from 14.8% in the first quarter of 2006 to 24.1% in the first quarter of 2007. Product margins increased from 13.2% in the quarter ended December 31, 2005 to 21.9% in the quarter ended December 31, 2006. The increase in product margin was primarily due to the agency fee earned in the quarter ended December 31, 2006. Service margins increased from 33.2% in the first quarter of 2006 to 47.1% in the first quarter of 2007. This increase was due to the changes in our service delivery model we made in July of 2006. We expect our margins to remain strong for the remainder of 2007 as we continue to focus on selling high-end products, broaden our IT services portfolio and benefit from the changes we made on our service delivery model.

Selling, general and administrative expenses increased slightly by $33, or 3.5%, to $971 in the quarter ended December 31, 2006, compared to $938 for the same quarter last year. We expect our management and administrative staff to be sufficient to meet customer demand; however, we may need to add additional personnel in the sales area of the business as sales volume dictates. Accounting fees in 2007 are expected to remain high due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R).

Depreciation and amortization expense for the first quarter of 2007 decreased $3, or 30%, from $10 in the first quarter of 2006 to $7 in the first quarter of 2007. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2006.

Operating income for the first quarter of 2007 was $61 compared to an operating loss of $174 for the first quarter of 2006.

Interest expense in the first quarter of 2007 and 2006 was $21 and $9, respectively. The interest expense for the quarter ended December 31, 2006 and 2005 was a result of interest expense incurred in connection with the Wells Fargo credit facility of $57 and $50, respectively as well as interest expense incurred in connection with the IBM Credit facility of $5 and $0, respectively. The interest income of $41 for each of the first quarters of 2007 and 2006 was earned in connection with the loan made to Applied Digital.

We did not record any income tax expense in the first quarter of 2007 and 2006.

Our net income for the quarter ended December 31, 2006 was $36, compared to net loss of $188 in the quarter ended December 31, 2005.

Liquidity and Capital Resources

Our current ratio at December 31, 2006 was 1.7 compared to 2.0 at December 31, 2005. Working capital at December 31, 2006 was $2,063, up from $2,006 at December 31, 2005, an increase of $57.

Cash used in operating activities in the first three months of fiscal year 2007 and 2006 was $332 and $1,579, respectively. The cash used in operating activities in the first three months of fiscal 2007 was primarily due to an increase in accounts receivable which was somewhat offset by an increase in accounts payable and accrued expenses. The cash used in operating activities during the first three months of fiscal year 2006 was primarily a result of an increase in accounts receivable and our operating loss, which was somewhat offset by an increase in accounts payable.

Cash used in investing activities was $0 for the first three months of fiscal 2007, compared to cash used in investing activities of $16 for the first three months of fiscal 2006. Cash used in investing activities for the three months ended December 31, 2005 was primarily a result of capital expenditures.

Cash provided by financing activities for the three months ended December 31, 2006 and 2005 was $92 and $824, respectively. The cash provided by financing activities in the first quarter of 2007 was primarily a combination of borrowings on the Wells Fargo line of credit and an increase in Applied Digital’s credit line. The cash used in financing activities in fiscal year 2006 was primarily a result of borrowings on the Wells Fargo line of credit.

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

Under the terms of the Wells Fargo credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of December 31, 2006, we had a borrowing base of approximately $1,405 and availability of approximately $1,340 under the credit facility.

In connection with the execution of the credit agreement, we paid Wells Fargo an origination fee of $40. Each year, we will pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. In addition, we must pay Wells Fargo minimum monthly interest based on minimum borrowings of $1,500. We will also incur an additional fee of $20 if Wells Fargo terminates the credit facility upon default or if we terminate the credit facility prior to its termination date.

The obligations under the credit agreement have been guaranteed by both of our subsidiaries and by us. In addition, we have pledged the stock of our subsidiaries and assigned our rights under the loan agreement to Applied Digital. The credit facility is further secured by a first priority security interest in substantially all of our assets.

As amended as of November 16, 2006, the credit facility requires us to maintain certain financial covenants, including a book net worth of at least $1,900 as of the end of the fiscal quarter ending December 2006; $1,800 as of the end of the fiscal quarter ending March 2007; $1,725 as of the end of the fiscal quarter ending June 2007; $1,575 as of the end of the fiscal quarter ending September 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated Net Income for all fiscal years commencing with the fiscal year ending September 30, 2008 provided that if the consolidated net income is negative such net income will equal to zero. We are also limited to a net loss, as defined in the credit agreement, of $220 for the quarter ending December 31, 2006, $320 for the two quarters ending March 31, 2007, $400 for the three quarters ending June 30, 2007 and $570 for the year ending September 30, 2007. As of the end of each quarter ending after September 30, 2007, we must maintain a net income on a cumulative quarterly basis of not less than 80% of the projected cumulative net income or worse than 100% of the projected cumulative net loss the period. A debt to book net worth ratio of not more than 2.10 to 1.00 must also be maintained by us. The credit facility also prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by us, without Wells Fargo’s consent.

We had borrowings of $65 and $13 under the Wells Fargo line of credit as of December 31, 2006 and September 30, 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $339 and $513 at December 31, 2006 and September 30, 2006, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

An agreement with one of our primary suppliers, Ingram Micro Inc., provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at a rate of 1½% per month. Our obligations under this credit line have been guaranteed by us and our subsidiary, Information Technology Services, Inc. The credit line is further secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under InfoTech’s credit facility with Wells Fargo. The credit line will remain in effect until terminated by either party. The amounts outstanding under the Ingram line of credit were $298 and $152 as of December 31, 2006 and September 30, 2006, respectively. The borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, together with our current cash position will be sufficient to fund our operations and capital expenditures through at least December 31, 2007. Additionally, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement that does not include specific transition provisions. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in the net income or loss of the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application of the change in accounting principle to financial statements of prior periods’ unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax returns. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating whether the adoption of FIN 48 will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP). SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

No other recently issued accounting pronouncements that became effective during the three months ended December 31, 2006 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

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

There was no change in our internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II            Other Information

Item 1A        Risk Factors

Customer Concentration and Lack of Recurring Revenue

Historically we have had a relatively high customer concentration. For the fiscal year ended September 30, 2006, three customers, GAF Materials Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 23%, 16% and 10% of our revenue, respectively. In the three months ended December 31, 2006, two customers, Hackensack University Medical Center and GAF Materials Corporation, accounted for 30% and 28% of our revenue, respectively. Additionally, DDI Leasing, CSI Leasing, Inc. and Hackensack University Medical Center comprised 24%, 19% and 15%, respectively, of our accounts receivable as of December 31, 2006. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

In the second and the fourth quarters of fiscal year 2006, we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. While we expect to be able to maintain compliance with the amended financial covenants throughout the remainder of fiscal year 2007, if business conditions are other than as anticipated or other unforeseen events or circumstances occur, we may have difficulty maintaining compliance with these covenants. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts we owe them. This could materially and adversely impact our financial condition, results of operations and cash flows.

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

Operating Losses

For the fiscal years ended September 30, 1999 through 2006, we experienced operating losses and as of December 31, 2006 our accumulated deficit was $3,754. While the change in our business model and strategic direction over the past few years has significantly improved our results and we were profitable in the quarter ended December 31, 2006, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, Applied Digital, owns approximately 50.9% of our outstanding shares and our Chairman of the Board, Scott Silverman, is the Chairman of the Board of Applied Digital. As a result, Applied Digital is able to exercise significant influence over our company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the company private.

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

Date: February 14, 2007

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
4.1

Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001 (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 20, 2002)

10.1

Credit and Security Agreement, dated June 29, 2004, by and among InfoTech USA, Inc., InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.2

Guaranty by Corporations, dated June 29, 2004, by and among InfoTech USA, Inc., Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.3

Stock Pledge Agreement, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.4

Collateral Assignment of Note, dated June 29, 2004, by and between InfoTech USA, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.5

First Amendment and Waiver, dated as of December 24, 2004, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K filed with the Commission on December 29, 2004)

10.6

Agreement for Wholesale Financing, dated June 30, 2004, by and between IBM Credit, LLC and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.7

Commercial Loan Agreement, dated June 27, 2003, between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated June 27, 2003, filed with the Commission on July 11, 2003)

10.8

Term Note, dated June 27, 2004, issued by Applied Digital Solutions, Inc. in favor of InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.9

Stock Pledge Agreement, dated June 27, 2004, between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated June 27, 2004, filed with the Commission on July 11, 2004)

10.10

First Amendment to Loan Documents, dated June 28, 2004, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2004)

10.11*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the registrant’s definitive Proxy Statement filed with the Commission on December 27, 1999)
10.12*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive Proxy Statement filed with the Commission on December 28, 1998)
10.13*	2001 Flexible Stock Plan (incorporated herein by reference to Exhibit B to the Company’s definitive Proxy Statement filed with the Commission on February 28, 2001)
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