Form 10-Q
period 2007-03-31
INFOTECH USA INC
filed 2007-05-15
CIK 1037417

OMB APPROVAL
OMB Number : 3234-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to_____

Commission File No.: 0-22693

InfoTech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                             ☐Yes  ☒No

As of May 9, 2007, 5,046,398 shares of our common stock were outstanding.

InfoTech USA, Inc.

Part I	Financial Information
Item 1	Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

 (in thousands, except par value)

	March 31, 2007	September 30, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$ 209	$ 372
Accounts receivable, net of allowance for doubtful accounts of $113 and $115	1,901	2,371
Inventories	157	144
Note receivable – Parent Company	1,000	1,000
Other current assets	413	151
Total current assets	3,680	4,038

Equipment and improvements, net	101	113
Other assets	39	36
Total assets	$ 3,820	$ 4,187

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$ 156	$ 13
Amounts due to Parent Company	102	113
Accounts payable	829	409
Accrued expenses and other liabilities	751	1,497
Total liabilities	1,838	2,032

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 5,907 and 5,807 shares issued; 5,046 and 4,946 shares outstanding	59	58
Additional paid-in capital	6,829	6,805
Accumulated deficit	(3,988)	(3,790)
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	1,982	2,155
Total liabilities and stockholders’ equity	$ 3,820	$ 4,187

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2007	2006	2007	2006
Revenue:
Product revenue	$ 2,614	$ 3,504	$ 6,541	$ 8,292
Service revenue	426	414	804	842
Total revenue	3,040	3,918	7,345	9,134

Cost of sales:
Cost of products sold	2,126	2,895	5,192	7,051
Cost of services sold	314	301	514	587
Total cost of products and services sold	2,440	3,196	5,706	7,638

Gross profit	600	722	1,639	1,496

Selling, general and administrative expenses	808	1,058	1,779	1,996
Depreciation and amortization	6	10	13	20

Loss from operations	(214)	(346)	(153)	(520)
Other (income) expense, net	(2)	2	2	7
Interest expense, net	22	18	43	27

Loss before income tax benefit	(234)	(366)	(198)	(554)
Income tax benefit	—	—	—	—

Net loss	$ (234)	$ (366)	$ (198)	$ (554)

Net loss per common share – basic and diluted	$ (0.05)	$ (0.07)	$ (0.04)	$ (0.11)

Weighted average number of common shares outstanding:
Basic	5,019	4,898	4,983	4,897
Diluted	5,019	4,898	4,983	4,897

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statement of Stockholders’ Equity

(in thousands)

 (unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Number	Amount	Equity
Balance, October 1, 2006	5,807	$ 58	$ 6,805	$ (3,790)	861	$ (918)	$ 2,155
Share-based compensation			25				25
Issuance of common stock	100	1	(1)
Net loss				(198)			(198)
Balance, March 31, 2007	5,907	$ 59	$ 6,829	$ (3,988)	861	$ (918)	$ 1,982

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)

	For the six months ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$ (198)	$ (554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	20
Share-based compensation	25	111
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	470	(831)
Increase in inventories	(13)	(87)
Increase in other current assets	(262)	(6)
(Increase) decrease in other assets	(3)	55
(Decrease) increase in accounts payable and accrued expenses	(326)	40
Net cash used in operating activities	(294)	(1,252)

Cash flows from investing activities
Capital expenditures	(1)	(18)
Net cash used in investing activities	(1)	(18)

Cash flows from financing activities
Net borrowings on Wells Fargo line of credit	143	411
Net (payments) borrowings on Parent Company line of credit	(11)	60
Net proceeds from issuance of common stock	—	2
Net cash provided by financing activities	132	473

Net decrease in cash and cash equivalents	(163)	(797)

Cash and cash equivalents – beginning of period	372	1,026

Cash and cash equivalents – end of period	$ 209	$ 229

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of March 31, 2007, their results of operations for the three and six months ended March 31, 2007 and 2006, changes in stockholders’ equity for the six months ended March 31, 2007 and cash flows for the six months ended March 31, 2007 and 2006. Information included in the consolidated condensed balance sheet as of September 30, 2006 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

 Inventories at March 31, 2007 and September 30, 2006 consist of:

	March 31, 2007	September 30, 2006
Finished goods	$191	$200
Allowance for excess and obsolescence	34	56
Totals	$157	$144
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At March 31, 2007 and 2006, the Company had potentially dilutive options and warrants outstanding for the purchase of shares of common stock up on exercise as follows:

	March 31,
	2007	2006
Employee stock options	3,975	4,070
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,275	4,370

Since the Company had a net loss for the three and six months ended March 31, 2007 and 2006, the assumed effects of the exercise of employee stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

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

The Company adopted SFAS 123(R) effective October 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. The Company elected the modified prospective application transition method which required that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). All outstanding stock options were fully vested as of October 1, 2005, the date of the adoption of SFAS 123(R), and the Company did not grant any stock options during either the six months ended March 31, 2007 or 2006. Accordingly, the Company did not recognize any compensation expense related to stock options in either period. However, in January 2006, the Company modified certain existing stock option agreements and granted shares of restricted stock which vest over a two year period. Accordingly the Company recorded $12 and $25 of stock-based compensation expense in the three and six months ended March 31, 2007, respectively, and $111 of stock-based compensation expense in the three and six months ended March 31, 2006.

A summary of option activity under the plans as of March 31, 2007 and changes during the period is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding October 1, 2006	3,975	$0.38	4.4	$44
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—
Outstanding at March 31, 2007	3,975	$0.38	3.9	—	*
Exercisable at March 31, 2007	3,975	$0.38	3.9	—	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.21 at March 31, 2007 based upon its closing price on the OTC.

During the six months ended March 31, 2007 and 2006, there were no options exercised. Accordingly, the aggregate intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $0.

As of March 31, 2007, there was $38 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of .75 years. The total fair value of shares vested during the six months ended March 31, 2007 was $50.

Cash received from option exercise under all share-based payment arrangements for the three and six month periods ended March 31, 2007 and 2006 was $0 and $2, respectively.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of restricted stock each. The restricted stock vested 50% on the first anniversary of the date of grant and the remaining 50% will vest on the second anniversary of the date of grant. The Company determined the value of the restricted stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. Compensation expense of $12 and $25 was recorded in connection with the restricted stock in the three and six months ended March 31, 2007, respectively and $12 in the three and six months ended March 31, 2006.

6.	Related Party Transactions

On June 27, 2003, the Company loaned $1.0 million to its parent company, Applied Digital Solutions, Inc. (“Applied Digital”). Under the terms of the loan agreement, interest, which accrues at an annual rate of 16%, is due and payable on a monthly basis. The Company earned $40 in interest income during the three months ended March 31, 2007 and 2006 and $81 during the six months ended March 31, 2007 and 2006. The principal and any unpaid interest is due June 30, 2007. As collateral for the loan, Applied Digital has pledged 750 shares of common stock of Digital Angel Corporation (“Digital Angel”), a majority-owned subsidiary of Applied Digital. As of March 31, 2007, the market value of the shares of stock of Digital Angel was $1,493 based on the closing price of Digital Angel’s common stock. The Company assigned its rights under the loan receivable from Applied Digital to Wells Fargo Business Credit, Inc. (“Wells Fargo”) in connection with a credit agreement.

7.	Financing Agreements

The Company’s financing agreement with Wells Fargo, entered into on June 30, 2004, as amended, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a wholesale financing agreement with IBM Credit in effect as of March 31, 2007 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600.

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amounts equal to (a) 85% of the Company’s eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of March 31, 2007, the Company had a borrowing base of approximately $398 and availability of approximately $242 under the credit facility.

The Company had borrowings under the Wells Fargo line of credit of $156 and $13 at March 31, 2007 and September 30, 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $151 and $513 at March 31, 2007 and September 30, 2006, respectively, are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to maintain certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of March 31, 2007.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro, Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of March 31, 2007 and September 30, 2006, the Company had $455 and $152, respectively, outstanding under the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

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

Recent Developments

We are generally moving our business model more towards services, with the goal of growing higher-margin, recurring service revenues while maintaining our base business of product sales. We intend to introduce additional technology service offerings, such as managed services, whereby customers are provided with comprehensive information technology solutions on a monthly-fee basis, through strategic partnerships and acquisitions.

We are in the final stages of arranging repayment of the $1 million loan that we made to Applied Digital under the loan agreement dated June 27, 2003. We currently anticipate that the loan will be repaid by the close of our current fiscal year.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Product revenue	86.0%	89.4%	89.1%	90.8%
Service revenue	14.0	10.6	10.9	9.2
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products sold	70.0	73.9	70.7	77.2
Cost of services sold	10.3	7.7	7.0	6.4
Total cost of products and services sold	80.3	81.6	77.7	83.6
Gross profit	19.7	18.4	22.3	16.4

Selling, general and administrative expenses	26.6	27.0	24.2	21.9
Depreciation and amortization	0.2	0.2	0.2	0.2
Loss from operations	(7.0)	(8.8)	(2.1)	(5.7)
Other expense	0.0	0.0	0.0	0.1
Interest expense	0.7	0.5	0.6	0.3
Loss before income tax benefit	(7.7)	(9.3)	(2.7)	(6.1)
Income tax benefit	0.0	0.0	0.0	0.0
Net loss	(7.7)	(9.3)	(2.7)	(6.1)

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

(in thousands unless otherwise noted)

Sales for the quarter ended March 31, 2007 decreased $878, or 22.4%, to $3,040 from $3,918 for the same quarter last year. The decrease was primarily due to decrease in sales to our larger customers. Product sales decreased by $890, or 25.4%, in the second quarter of 2007 to $2,614 compared to $3,504 in the second quarter of last year. Service sales increased $12, or 2.9%, from $414 in the quarter ended March 31, 2006 compared to $426 in the same quarter this year. The increase in service revenue was primarily due to higher volume in time and material services. We expect the sales volume from some of our major customers to continue to be lower in 2007 than 2006, which may result in an overall decline in our sales volume. Our backlog as of April 30, 2007 was $339.

Gross profit decreased by $122, or 16.9%, to $600 in the quarter ended March 31, 2007 compared to $722 in the same quarter last year. The decrease in gross profit was primarily due to a decrease in product revenue. Total gross margin increased from 18.4% in the second quarter of 2006 to 19.7% in the second quarter of 2007. Product margins increased slightly from 17.4% in the quarter ended March 31, 2006 to 18.7% in the quarter ended March 31, 2007. Service margins decreased slightly from 27.3% in the second quarter of 2006 to 26.3% in the second quarter of 2007. We expect our margins to remain strong for the remainder of 2007 as we continue to focus on selling high-end products, broaden our IT services portfolio and benefit from the changes we have made to our service delivery model.

Selling, general and administrative expenses decreased by $250, or 23.6%, to $808 in the quarter ended March 31, 2007, compared to $1,058 for the same quarter last year. The decrease was primarily due to a one time charge of $99 in the quarter ended March 31, 2006 for stock based compensation expense stemming from the adoption of SFAS 123(R) and $40 of severance paid to InfoTech’s former Chief Operating Officer, Acting President and Chief Executive Officer, Sebastian Perez, in the quarter ended March 31, 2006. We expect our management and administrative staff to be sufficient to meet customer demand; however, we may need to add additional personnel in the sales area of the business as sales volume dictates. Accounting fees in 2007 are expected to remain high due to expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R).

Depreciation and amortization expense for the second quarter of 2007 decreased $4, or 40.0%, from $10 in the second quarter of 2006 to $6 in the second quarter of 2007. The decrease was primarily a result of certain assets being fully depreciated as of the fiscal year end 2006.

Operating loss for the second quarter of 2007 was $214 compared to an operating loss of $346 for the second quarter of 2006.

Net interest expense in the second quarter of 2007 and 2006 was $22 and $18, respectively. The interest expense for the quarter ended March 31, 2007 and 2006 was comprised of interest expense incurred in connection with the Wells Fargo credit facility of $59 and $58, respectively, as well as interest expense incurred in connection with the IBM Credit facility of $3 and $0, respectively. The interest income of $40 for each of the second quarters of 2007 and 2006 was earned in connection with the loan made to Applied Digital.

We did not record any income tax expense in the second quarter of 2007 and 2006.

Our net loss for the quarter ended March 31, 2007 was $234, compared to net loss of $366 in the quarter ended March 31, 2006.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

(in thousands unless otherwise noted)

Revenue for the first six months of fiscal year 2007 decreased $1,789 or 19.6% to $7,345 from $9,134 in the first six months of fiscal year 2007. The decrease in revenue was a combination of a $2.6 million sale in the quarter ended December 31, 2006 to one of our major customers for which we acted as a sales agent only, recognizing the sales agent fee as revenue, and a decrease in sales to our larger customers. Product sales during the six months ended March 31, 2007 decreased by $1,751, or 21.1%, to $6,541 from $8,292 last fiscal year. Service sales decreased $38, or 4.5%, from $842 during the first six months of fiscal year 2006 to $804 during the first six months of fiscal year 2007. This decrease was primarily a result of a decline in warranty services in the first six months of 2007 compared to the first six months of 2006. We expect the sales volume from some of our major customers to continue to be lower in 2007 than 2006, which may result in an overall decline in our sales volume.

Gross profit increased by 9%, or $143 in the first six months of fiscal year 2007 to $1,639 from $1,496 in the same period last year. The increase in gross profit was primarily due to improved product gross profit resulting from the agency fee earned in the quarter ended December 31, 2006. Total gross margin increased to 22.3% from 16.4% in the first six months of 2007 compared to 2006. Product margin increased to 20.6% for the six months ended March 31, 2007 compared to 15.0% for the same period last year also related to the agency fee earned in the quarter ended December 31, 2006. Service margins increased slightly to 36.1% in the first six months of 2007 from 30.3% in 2006. This increase in margin was primarily due to lower service costs due to the reduction in work force within our service department reducing technical salaries in the first six months of 2007. We expect our margins to remain strong for the remainder of 2007 as we continue to focus on selling high-end products, broaden our IT services portfolio and benefit from the changes we have made to our service delivery model.

Selling, general and administrative expenses decreased $217, or 10.9%, to $1,779 for the first six months of 2007, compared to $1,996 for the same period in fiscal year 2006. The decrease was primarily due to a one time charges that occurred in the quarter ended March 31, 2006 of $99 for stock based compensation expense stemming from the adoption of SFAS 123(R) and $40 of severance paid to InfoTech’s former Chief Operating Officer, Acting President and Chief Executive Officer, Sebastian Perez. Accounting fees in 2007 are expected to remain high due to the expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

Depreciation and amortization expense for first six months of 2007 decreased $7, or 35.0%, to $13 in 2007 from $20 in the first six months of 2006. The decrease was primarily a result of certain assets being fully depreciated at the end of fiscal year 2006.

Operating loss for the first six months of 2007 was $153 compared to an operating loss of $520 during the same period last year.

Net interest expense was $43 in the first six months of 2007, compared to a net interest expense of $27 in the same period of 2006. The net interest expense was primarily a result of interest expense incurred in connection with the Wells Fargo credit facility and was largely offset by the interest income earned from the loan made to our majority stockholder, Applied Digital Solutions. The interest income earned in 2007 was primarily a result of the loan made to Applied Digital Solutions.

Our net loss for the six months ended March 31, 2007 was $198, compared to a net loss of $554 for the same period last year.

Liquidity and Capital Resources

Our current ratio at March 31, 2007 and September 30, 2006 was 2.0. Working capital at March 31, 2007 was $1,842, down from $2,006 at September 30, 2006, a decrease of $164.

Cash used in operating activities in the first six months of fiscal year 2007 and 2006 was $294 and $1,252, respectively. Cash used in operating activities in the first six months of 2007 was primarily due to a decrease in the net loss, a decrease in share-based compensation and a decrease in our inventory purchases, partially offset by an increase in other current assets and a decrease in accounts payable.

Cash used in investing activities was $1 for the first six months of fiscal 2007, compared to cash used in investing activities of $18 for the first six months of fiscal 2006. Cash used in investing activities for the six months ended March 31, 2007 and 2006 was a result of capital expenditures.

Cash provided by financing activities for the six months ended March 31, 2007 and 2006 was $132 and $473, respectively. The cash provided by financing activities in the first six months of 2007 and 2006 was primarily due to borrowings on the Wells Fargo line of credit.

We finance our operations through arrangements with Wells Fargo and IBM Credit. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect since June 30, 2004 provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600.

Under the terms of the Wells Fargo credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of March 31, 2007, we had a borrowing base of approximately $398 and availability of approximately $242 under the credit facility.

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

As amended as of November 16, 2006, the credit facility requires us to maintain certain financial covenants, including a book net worth of at least $1,800 as of the end of the fiscal quarter ending March 2007; $1,725 as of the end of the fiscal quarter ending June 2007; $1,575 as of the end of the fiscal quarter ending September 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated net income for all fiscal years commencing with the fiscal year ending September 30, 2008 provided that if the consolidated net income is negative such net income will equal zero. We are also limited to a net loss, as defined in the credit agreement, of $320 for the two quarters ending March 31, 2007, $400 for the three quarters ending June 30, 2007 and $570 for the year ending September 30, 2007. As of the end of each quarter ending after September 30, 2007, we must maintain a net income on a cumulative quarterly basis of not less than 80% of the projected cumulative net income or worse than 100% of the projected cumulative net loss for the period. We must also maintain a debt to book net worth ratio of not more than 2.10 to 1.00. The credit facility also prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by us, without Wells Fargo’s consent.

We had borrowings of $156 and $13 under the Wells Fargo line of credit as of March 31, 2007 and September 30, 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $151 and $513 at March 31, 2007 and September 30, 2006, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

An agreement with one of our primary suppliers, Ingram Micro Inc., provides us with a credit line of up to $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at a rate of 1½% per month. Our obligations under this credit line have been guaranteed by us and our subsidiary, Information Technology Services, Inc. The credit line is further secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under InfoTech’s credit facility with Wells Fargo. The credit line will remain in effect until terminated by either party. The amounts outstanding under the Ingram line of credit were $455 and $152 as of March 31, 2007 and September 30, 2006, respectively. The borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, and the anticipated re-payment of the Applied Digital loan, together with our current cash position will be sufficient to fund our operations and capital expenditures through at least March 31, 2008. Additionally, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement that does not include specific transition provisions. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in the net income or loss of the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application of the change in accounting principle to financial statements of prior periods’ unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on our financial statements, and we do not expect it to have a material impact in the future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”) in the United States. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

No other recently issued accounting pronouncements that became effective during the six months ended March 31, 2007 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

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

There was no change in our internal control over financial reporting during the six months ended March 31, 2007 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Customer Concentration and Lack of Recurring Revenue

Historically we have had a relatively high customer concentration. For the fiscal year ended September 30, 2006, three customers, GAF Materials Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 23%, 16% and 10% of our revenue, respectively. In the six months ended March 31, 2007, two customers, Hackensack University Medical Center and GAF Materials Corporation, accounted for 28.1% and 24.7% of our revenue, respectively. Additionally, Hackensack University Medical Center and GAF comprised 44.4%% and 11.3%, respectively, of our accounts receivable as of March 31, 2007. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

Operating Losses

For the fiscal years ended September 30, 1999 through 2006, we experienced operating losses and as of March 31, 2007 our accumulated deficit was $3,988. While the change in our business model and strategic direction over the past few years has significantly improved our results and we were profitable in the quarter ended December 31, 2006, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

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

Item 4 Submission of Matters to a Vote of Security Holders

(i)	An annual meeting of our shareholders was held on March 22, 2007 to:
•	re-elect Jeffrey S. Cobb as a director; and
•	ratify the appointment of J.H. Cohn LLP as our independent registered public accounting firm for the year ended September 30, 2007.

(ii)	The results of the votes were as follows:
	For	Against	Abstain
Election of Mr. Cobb	4,795,017	48,202	—
Ratification of the appointment of J.H. Cohn LLP, independent registered public accounting firm	4,841,379	840	1,000
Item 6	Exhibits

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

May 15, 2007

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