Form 10-Q
period 2007-06-30
INFOTECH USA INC
filed 2007-08-03
CIK 1037417

OMB APPROVAL
OMB Number : 3234-0070
Expires: January 31, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _________

Commission File No.: 0-22693

InfoTech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      ☐Yes  ☒No

As of July 31, 2007, 5,046,398 shares of our common stock were outstanding.

InfoTech USA, Inc.

Part I	Financial Information
Item 1	Consolidated Condensed Financial Statements

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(in thousands, except par value)

	June 30, 2007	September 30, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$156	$372
Accounts receivable, net of allowance for doubtful accounts of $81 and $115	2,225	2,371
Inventories	77	144
Note receivable – Parent Company	-	1,000
Marketable securities, available for sale	771	-
Other current assets	359	151
Total current assets	3,588	4,038

Equipment and improvements, net	94	113
Other assets	36	36
Total assets	$3,718	$4,187

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$4	$13
Amounts due to Parent Company	117	113
Accounts payable	362	409
Accrued expenses and other liabilities	1,433	1,497
Total liabilities	1,916	2,032

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	−	−
Common shares:
Authorized 80,000 shares, $.01 par value; 5,907 and 5,807 shares issued; 5,046 and 4,946 shares outstanding	59	58
Additional paid-in capital	6,842	6,805
Accumulated deficit	(4,152)	(3,790)
Accumulated other comprehensive loss	(29)	-
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	1,802	2,155
Total liabilities and stockholders’ equity	$3,718	$4,187

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$2,499	$3,271	$9,040	$11,563
Service revenue	320	371	1,123	1,213
Total revenue	2,819	3,642	10,163	12,776

Cost of sales:
Cost of products sold	2,089	2,726	7,281	9,777
Cost of services sold	234	283	748	870
Total cost of products and services sold	2,323	3,009	8,029	10,647

Gross profit	496	633	2,134	2,129

Selling, general and administrative expenses	615	862	2,394	2,858
Depreciation and amortization	7	11	20	31

Loss from operations	(126)	(240)	(280)	(760)
Other expense	4	9	6	16
Loss on sale of marketable securities	11	-	11	-
Interest expense	23	18	65	45

Loss before income tax benefit	(164)	(267)	(362)	(821)
Income tax benefit	−	−	−	−

Net loss	$(164)	$(267)	$(362)	$(821)

Net loss per common share – basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.17)

Weighted average number of common shares outstanding:
Basic and Diluted	5,046	4,935	5,004	4,910

Comprehensive Loss
Net Loss	$(164)	$(267)	$(362)	$(821)
Other comprehensive loss
Unrealized loss on marketable securities available for sale	29	-	29	-
Comprehensive loss	$(193)	$(267)	$(391)	$(821)

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Loss	Number	Amount	Equity
Balance, October 1, 2006	5,807	$ 58	$ 6,805	$ (3,790)	$ -	861	$ (918)	$ 2,155
Share-based compensation			38					38
Issuance of common stock	100	1	(1)
Unrealized loss on marketable securities					(29)			(29)
Net loss				(362)				(362)
Balance, June 30, 2007	5,907	$ 59	$ 6,842	$ (4,152)	$ (29)	861	$ (918)	$ 1,802

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(362)	$(821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	31
Share-based compensation	38	124
Loss on sale of marketable securities	11	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	146	(520)
Decrease (increase) in inventories	67	(60)
Increase in other current assets	(208)	(73)
Decrease in other assets	-	90
Decrease in accounts payable and accrued expenses	(112)	(164)
Net cash used in operating activities	(400)	(1,393)

Cash flows from investing activities
Proceeds from sale of marketable securities	189	-
Capital expenditures	(1)	(20)
Net cash provided by (used in) investing activities	188	(20)

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(9)	783
Net borrowings on Parent Company line of credit	4	12
Net proceeds from issuance of common stock	1	16
Net cash (used in) provided by financing activities	(4)	811

Net decrease in cash and cash equivalents	(216)	(602)

Cash and cash equivalents – beginning of period	372	1,026

Cash and cash equivalents – end of period	$156	$424

Non cash investing activities:
Marketable securities received in exchange for loan to Parent Company	$1,000

See the accompanying notes to consolidated condensed financial statements.

InfoTech USA, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of InfoTech USA, Inc. and its wholly-owned subsidiaries (the “Company”) as of June 30, 2007, their results of operations for the three and nine months ended June 30, 2007 and 2006, changes in stockholders’ equity for the nine months ended June 30, 2007 and cash flows for the nine months ended June 30, 2007 and 2006. Information included in the consolidated condensed balance sheet as of September 30, 2006 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

The consolidated results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2007.

2.	Principles of Consolidation

The financial statements include the accounts of InfoTech USA, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

3.	Inventories

Inventories at June 30, 2007 and September 30, 2006 consist of:

	June 30, 2007	September 30, 2006
Finished goods	$106	$200
Allowance for excess and obsolescence	29	56
Totals	$77	$144
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At June 30, 2007 and 2006, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	June 30,
	2007	2006
Employee stock options	3,975	4,070
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,275	4,370

Since the Company had a net loss for the three and nine months ended June 30, 2007 and 2006, the assumed effects of the exercise of employee stock options and warrants and the application of the treasury stock method would have been anti-dilutive.

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

The Company adopted SFAS 123(R) effective October 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. The Company elected the modified prospective application transition method which required that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). All outstanding stock options were fully vested as of October 1, 2005, the date of the adoption of SFAS 123(R), and the Company did not grant any stock options during either the nine months ended June 30, 2007 or 2006. Accordingly, the Company did not recognize any compensation expense related to stock options in either period. However, in January 2006, the Company modified certain existing stock option agreements and granted shares of restricted stock which vest over a two year period. Accordingly the Company recorded $12 and $38 of stock-based compensation expense in the three and nine months ended June 30, 2007, respectively and $13 and $124 of stock-based compensation expense in the three and nine months ended June 30, 2006. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in Financial Accounting Standards Board Staff Position No. 123(R) – 3.

A summary of option activity under the plans as of June 30, 2007 and changes during the period is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding October 1, 2006	3,975	$ 0.38	4.4	$ 44
Granted	−	−	−	−
Exercised	−	−	−	−
Forfeited or Expired	−	−	−	−
Outstanding at June 30, 2007	3,975	$ 0.38	3.7	−	*
Exercisable at June 30, 2007	3,975	$ 0.38	3.7	−	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.22 at June 30, 2007 based upon its closing price on the OTC.

During the nine months ended June 30, 2007 there were no options exercised. Accordingly, the aggregate intrinsic value of options exercised during the nine months ended June 30, 2007 was $0. The aggregate intrinsic value of the option exercised during the nine months ended June 30, 2006 was $9.

As of June 30, 2007, there was $26 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans.  That cost is expected to be recognized over a weighted-average period of .5 years.  The total fair value of shares vested during the nine months ended June 30, 2007 was $50.

Cash received from option exercise under all share-based payment arrangements for the three and nine month periods ended June 30, 2007 and 2006 was $0 and $16, respectively.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of restricted stock each.  The restricted stock vested 50% on the first anniversary of the date of grant and the remaining 50% will vest on the second anniversary of the date of grant. The Company determined the value of the restricted stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. Compensation expense of $12 and $38 was recorded in connection with the restricted stock in the three and nine months ended June 30, 2007, respectively and $12 and $25 in the three and nine months ended June 30, 2006.

6.	Related Party Transactions

On June 27, 2003, the Company loaned $1.0 million to its parent company, Applied Digital Solutions, Inc. (“Applied Digital”) pursuant to a Commercial Loan Agreement, Term Note and Stock Pledge Agreement (the “Loan Documents”). Under the terms of the Commercial Loan Agreement, interest, which accrued at an annual rate of 16%, was due and payable on a monthly basis. The Company earned $36 and $40 in interest income in the three months ended June 30, 2007 and 2006, respectively, and $117 and $121 during the nine months ended June 30, 2007 and 2006, respectively.

On May 15, 2007, the Company entered into a Satisfaction of Loan Agreement (“Agreement”) with Applied Digital with respect to the Commercial Loan Agreement. Under the Agreement, Applied Digital issued to the Company 833,333 shares (the “Shares”) of its common stock, par value $0.01 per share, having an aggregate value of approximately $1.0 million as explained below. On June 11, 2007, the registration statement covering the Shares was declared effective by the SEC (the “Effective Date”) and on June 22, 2007 the shares became freely tradeable. In accordance with the Agreement, once the registration statement covering the Shares was declared effective by the SEC and the Shares became freely tradeable by the Company, Applied Digital was in full satisfaction of all principal, interest and other amounts owed to the Company under the Loan Documents. Additionally, in accordance with the Agreement, on the Effective Date, the exact number of shares to be delivered to the Company was determined. The number of shares determined was 703,730 and was calculated in accordance with the Agreement by dividing the outstanding principal amount of the note of $1,000,000 by the average daily closing prices for a share of Applied Digital’s common stock on each trading day occurring during the ten trading day period ending on and in including the trading day immediately preceding the Effective Date of the Registration Statement of $1.42 per share.

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

Under the terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility, (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures the Company’s obligations under the Ingram Micro, Inc. credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2007, the Company had a borrowing base of approximately $819 and availability of approximately $815 under the credit facility.

The Company had borrowings under the Wells Fargo line of credit of $4 and $13 at June 30, 2007 and September 30, 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $167 and $513 at June 30, 2007 and September 30, 2006, respectively, are included in either accounts payable or accrued expenses and other liabilities.

The credit facility requires the Company to maintain certain financial covenants, and the Company was in compliance with all its financial covenants under the credit facility as of June 30, 2007.

On May 19, 2005, the Company entered into an arrangement with one of its primary suppliers, Ingram Micro, Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $500. From time to time temporary uplifts are granted by Ingram in order to accommodate specific purchases for large sales orders. In the third quarter of 2007 the Company was granted a temporary uplift for a single order that caused the amount outstanding to Ingram Micro, Inc. to exceed $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. As of June 30, 2007 and September 30, 2006, the Company had $738 and $152, respectively, outstanding under the line of credit with Ingram and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

8.	Marketable Securities

As explained in Note 6, on May 15, 2007, the Company entered into an Agreement whereby Applied Digital issued 703,730 shares of its common stock to the Company with a fair value of $1.0 million in payment of the $1.0 million loan due to the Company. Prior to June 30, 2007, the Company sold 141,065 shares for $189 and recorded a realized loss of $11. At June 30, 2007, the Company has classified the remaining 562,665 shares as available for sale and in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is recording changes in their market value as part of its comprehensive income (loss). The remaining shares had a market value of $771 at June 30, 2007 and, accordingly, the Company has included its $29 of unrealized loss in accumulated comprehensive loss, a separate component of stockholders’ equity, as of June 30, 2007. At June 30, 2007, the Company believes the decrease in the fair value of these shares to be temporary and no charge for impairment in the consolidated condensed statement of operations is required.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes contained in Item 1 of this quarterly report as well as our Annual Report on Form 10-K for the year ended September 30, 2006. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Forward-Looking Statements and Associated Risk” later in this Item 2.

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

Recent Developments

We are generally moving our business model towards services, with the goal of growing higher-margin, recurring service revenues while maintaining our base business of product sales. We intend to introduce additional technology service offerings, such as managed services, whereby customers are provided with comprehensive information technology solutions on a monthly-fee basis, through strategic partnerships and acquisitions now under negotiation.

As further explained in Note 6 of the notes to consolidated condensed financial statements herein, on June 22, 2007 in accordance with the Satisfaction of Loan Agreement with Applied Digital with respect to the Commercial Loan Agreement, Applied Digital fully satisfied all principal, interest and other amounts owed to us under the Loan Documents by issuing 703,730 shares of its common stock to us.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenue	88.6%	89.8%	88.9%	90.5%
Service revenue	11.4	10.2	11.1	9.5
Total revenue	100.0	100.0	100.0	100.0
Cost of sales:
Cost of products sold	74.1	74.8	71.6	76.5
Cost of services sold	8.3	7.8	7.4	6.8
Total cost of products and services sold	82.4	82.6	79.0	83.3
Gross profit	17.6	17.4	21.0	16.7
Selling, general and administrative expenses	21.8	23.7	23.6	22.4
Depreciation and amortization	.3	.3	.2	.2
Loss from operations	(4.5)	(6.6)	(2.8)	(5.9)
Other expense	.1	.2	.1	.1
Loss on sale of marketable securities	.4	-	.1	-
Interest expense	.8	.5	.6	.4
Loss before income tax benefit	(5.8)	(7.3)	(3.6)	(6.4)
Income tax benefit	-	-	-	-
Net loss	(5.8)	(7.3)	(3.6)	(6.4)

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

(in thousands unless otherwise noted)

Sales for the quarter ended June 30, 2007 decreased $823 or 22.6%, to $2,819 from $3,642 for the same quarter last year. The decrease was primarily due to decrease in product sales. Product sales decreased by $772, or 23.6%, in the third quarter of 2007 to $2,499 compared to $3,271 in the third quarter of last year. Service sales decreased $51, or 13.7%, from $371 in the quarter ended June 30, 2006 compared to $320 in the same quarter this year. The decrease in both product and service revenue was primarily due to a decrease in sales to our larger customers. We expect the sales volume from some of our major customers to continue to be lower in 2007 than 2006, which may result in an overall decline in our sales volume. Our backlog as of July 25, 2007 was $262.

Gross profit decreased by $137, or 21.6%, to $496 in the quarter ended June 30, 2007 compared to $633 in the same quarter last year. The decrease in gross profit was primarily due to a decrease in product revenue. Total gross margin increased from 17.4% in the third quarter of 2006 to 17.6% in the third quarter of 2007. Product margins decreased slightly from 16.7% in the quarter ended June 30, 2006 to 16.4% in the quarter ended June 30,

2007. Service margins increased from 23.7% in the third quarter of 2006 to 26.9% in the third quarter of 2007. We expect our margins to remain strong for the remainder of 2007 as we continue to focus on selling high-end products, broaden our IT services portfolio and benefit from the changes we have made to our service delivery model.

Selling, general and administrative expenses decreased by $247, or 28.7%, to $615 in the quarter ended June 30, 2007, compared to $862 for the same quarter last year. The decrease was primarily due to a reduction in salaries and related employee expenses stemming from reduced headcount, lower commissions paid on lower gross profit and a reduction in our allowance for doubtful accounts of $24. We expect our management and administrative staff to be sufficient to meet customer demand; however, we may need to add additional personnel in the sales area of the business as sales volume dictates. Accounting fees in 2007 are expected to remain high due to expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We also expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R).

Depreciation and amortization expense for the third quarter of 2007 decreased $4, or 36.4%, from $11 in the third quarter of 2006 to $7 in the third quarter of 2007. The decrease was primarily a result of certain assets being fully depreciated as of the fiscal year end 2006.

Despite lower revenue and gross profit, due to the reductions in our selling, general and administrative expense, our operating loss for the third quarter of 2007 was $126 compared to an operating loss of $240 for the third quarter of 2006.

Net interest expense in the third quarter of 2007 and 2006 was $23 and $18, respectively. The interest expense for the quarters ended June 30, 2007 and 2006 was a result of interest expense incurred in connection with the Wells Fargo credit facility of $57 for both quarters, as well as interest expense incurred in connection with the IBM Credit facility of $2 and $1, respectively. The interest income of $36 and $40 for the quarters ended June 30, 2007 and 2006, respectively, was earned in connection with the loan made to our majority stockholder, Applied Digital Solutions. Net interest expense is expected to increase as we will no longer be receiving interest income from the loan made to Applied Digital Solutions.

We did not record any income tax expense in the third quarter of 2007 and 2006.

Our net loss for the quarter ended June 30, 2007 was $164, compared to a net loss of $267 in the quarter ended June 30, 2006.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

(in thousands unless otherwise noted)

Revenue for the first nine months of fiscal year 2007 decreased $2,613 or 20.5% to $10,163 from $12,776 in the first nine months of fiscal year 2006. The decrease in revenue was due to a combination of a $2.6 million sale in the quarter ended December 31, 2006 to one of our major customers for which we acted as a sales agent only, recognizing the sales agent fee as revenue, and a decrease in sales to our larger customers. Product sales during the nine months ended June 30, 2007 decreased by $2,523, or 21.8%, to $9,040 from $11,563 last fiscal year. Service sales decreased $90, or 7.4%, from $1,213 during the first nine months of fiscal year 2006 to $1,123 during the first nine months of fiscal year 2007. This decrease was primarily a result of a decline in installation and deployment services in the first nine months of 2007 compared to the first nine months of 2006. We expect the sales volume from some of our major customers to continue to be lower in 2007 than 2006, which may result in an overall decline in our sales volume.

Gross profit increased slightly by 0.2%, or $5 in the first nine months of fiscal year 2007 to $2,134 from $2,129 in the same period last year. Total gross margin increased to 21.0 % from 16.7% in the first nine months of 2007 compared to 2006. Product margin increased to 19.5% for the nine months ended June 30, 2007 compared to 15.4% for the same period last year. The improved product margins were mainly attributable to an agency fee earned in the quarter ended December 31, 2006. Service margins increased to 33.4% in the first nine months of 2007 from 28.3% in 2006. This increase in margin was primarily due to lower service costs due to the reduction in our workforce within our service department. We expect our margins to remain strong for the remainder of 2007 as we continue to focus on selling high-end products, broaden our IT services portfolio and benefit from the changes we have made to our service delivery model.

Selling, general and administrative expenses decreased $464, or 16.2%, to $2,394 for the first nine months of 2007, compared to $2,858 for the same period in fiscal year 2006. The decrease was due to a variety of factors including one time charges that occurred in the nine months ended June 30, 2006 of $99 for stock based compensation expense stemming from the adoption of SFAS 123(R) and $40 of severance paid to InfoTech’s former Chief Operating Officer and Acting President and Chief Executive Officer, Sebastian Perez. Additionally, in the nine months ended June 30, 2007 we had reductions in expenses related to a reduced headcount, commissions, insurance, recruiting and the reversal of a portion of our allowance for doubtful accounts. Accounting fees in 2007 are expected to remain high due to the expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect our management and administrative staff to be sufficient for the balance of the fiscal year; however, we may need to add additional personnel in the sales and technical areas of the business as sales volume dictates.

Depreciation and amortization expense for first nine months of 2007 decreased $11, or 35.5%, to $20 in 2007 from $31 in the first nine months of 2006. The decrease was primarily a result of certain assets being fully depreciated at the end of fiscal year 2006.

Operating loss for the first nine months of 2007 was reduced to $280 compared to an operating loss of $760 during the same period last year, primarily due to the reductions in selling, general and administrative expense.

Net interest expense was $65 in the first nine months of 2007, compared to a net interest expense of $45 in the same period of 2006. The net interest expense was primarily a result of interest expense incurred in connection with the Wells Fargo credit facility and was largely offset by the interest income earned from the loan made to our majority stockholder, Applied Digital Solutions. Net interest expense is expected to increase as we will no longer be receiving interest income from the loan made to Applied Digital Solutions.

Our net loss for the nine months ended June 30, 2007 was $362, compared to a net loss of $821 for the same period last year.

Liquidity and Capital Resources

(in thousands unless otherwise noted)

Our current ratio at June 30, 2007 and September 30, 2006 was 1.9 and 2.0, respectively. Working capital at June 30, 2007 was $1,672, down from $2,006 at September 30, 2006, a decrease of $334.

Cash used in operating activities in the first nine months of fiscal year 2007 and 2006 was $400 and $1,393, respectively. The cash used in operating activities in the first nine months of 2007 was primarily due to our net loss, an increase in other current assets and a decrease in accounts payable and accrued expenses. This was somewhat offset by a decrease in accounts receivable. The cash used in operating activities during the first nine months of fiscal year 2006 was primarily a result of our net loss, an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Cash provided by investing activities was $188 for the first nine months of fiscal 2007, compared to cash used in investing activities of $20 for the first nine months of fiscal 2006. Cash provided by investing activities in the first nine months of 2007 was a result of the proceeds from the sale of a portion of the shares from Applied Digital Solutions. Cash used in investing activities for the nine months ended June 30, 2006 was a result of capital expenditures.

Cash used in financing activities for the nine months ended June 30, 2007 was $4 and was primarily used to pay down the Wells Fargo line of credit. This was somewhat offset by borrowings on the Parent Company line of credit. The cash provided by financing activities in 2006 was $811 and was primarily due to borrowings on the Wells Fargo line of credit.

We finance our operations through arrangements with Wells Fargo, IBM Credit and Ingram Micro, Inc. Our financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our financing agreement with IBM Credit in effect as of June 30, 2004 provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600.

Under the terms of the Wells Fargo credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility, (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement and (iii) the $250 letter of credit outstanding under the credit facility which secures our obligations under the Ingram Micro, Inc.

credit line (further described below). The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of June 30, 2007, we had a borrowing base of approximately $819 and availability of approximately $815 under the credit facility.

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

The obligations under the credit agreement have been guaranteed by both of our subsidiaries and by us. In addition the credit facility is further secured by a first priority security interest in substantially all of our assets.

As amended as of November 16, 2006, the credit facility requires us to maintain certain financial covenants, including a book net worth of at least $1,725 as of the end of the fiscal quarter ending June 2007; $1,575 as of the end of the fiscal quarter ending September 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated Net Income for all fiscal years commencing with the fiscal year ending September 30, 2008, provided that if the consolidated net income is negative, such net income will equal zero. We are also limited to a net loss, as defined in the credit agreement, of $400 for the three quarters ending June 30, 2007 and $570 for the year ending September 30, 2007. As of the end of each quarter ending after September 30, 2007, we must maintain a net income on a cumulative quarterly basis of not less than 80% of the projected cumulative net income or worse than 100% of the projected cumulative net loss for the period. We must also maintain a debt to book net worth ratio of not more than 2.10 to 1.00. The credit facility also prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by us, without Wells Fargo’s consent.

We had borrowings of $4 and $13 under the Wells Fargo line of credit as of June 30, 2007 and September 30, 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $167 and $513 at June 30, 2007 and September 30, 2006, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

An agreement with one of our primary suppliers, Ingram Micro Inc., provides us with a credit line of up to $500. From time to time temporary uplifts are granted by Ingram in order to accommodate specific purchases for large sales orders. In the third quarter of 2007 we were granted a temporary uplift for a single order that caused our outstanding balance due to Ingram Micro, Inc. to exceed the $500. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at a rate of 1½% per month. Our obligations under this credit line have been guaranteed by us and our subsidiary, Information Technology Services, Inc. The credit line is further secured by a security interest in substantially all of our equipment, inventory and accounts receivable and by a $250 irrevocable letter of credit issued by Wells Fargo. Advances under the credit line are subordinate and junior in right of payment to borrowings under InfoTech’s credit facility with Wells Fargo. The credit line will remain in effect until terminated by either party. The amounts outstanding under the Ingram line of credit were $738 and $152 as of June 30, 2007 and September 30, 2006, respectively. The borrowings are included in either accounts payable or accrued expenses and other liabilities.

We believe that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, our current cash position and the proceeds from the sale, if necessary or determined to be appropriate by management, of some or all of the Applied Digital Solutions common stock we received as payment of the loan to Applied Digital Solutions, will be sufficient to fund our operations and capital expenditures through at least June 30, 2008. Additionally, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP). The statement SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

No other recently issued accounting pronouncements that became effective during the nine months ended June 30, 2007 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

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

There was no change in our internal control over financial reporting during the nine months ended June 30, 2007 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Customer Concentration and Lack of Recurring Revenue

Historically we have had a relatively high customer concentration. For the fiscal year ended September 30, 2006, three customers, GAF Materials Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 23%, 16% and 10% of our revenue, respectively. In the nine months ended June 30, 2007, two customers, Hackensack University Medical Center and GAF Materials Corporation, accounted for 26% and 22% of our revenue, respectively. Additionally, Hackensack University Medical Center and the New York City Human Resources Administration comprised 33% and 22%, respectively, of our accounts receivable as of June 30, 2007. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

Operating Losses

For the fiscal years ended September 30, 1999 through 2006, we experienced operating losses and as of June 30, 2007 our accumulated deficit was $4,152. While the change in our business model and strategic direction over the past few years has significantly improved our results and we were profitable in the quarter ended December 31, 2006, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, Applied Digital, owns approximately 50.9% of our outstanding shares. As a result, Applied Digital is able to exercise significant influence over our company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the company private.

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

Date: August 3, 2007

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
10.26

Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2006)

10.27

Fourth Amendment and Waiver, dated as of May 5, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2006)

10.28

Third Amendment to Loan Documents, dated June 23, 2006, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.29

Fifth Amendment and Waiver, dated as of November 16, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2006)

10.30

Satisfaction of Loan Agreement, dated May 15, 2007, by and between InfoTech USA, Inc. and Applied Digital Solutions, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2007)

10.31

Consent to Satisfaction of Loan to Applied Digital Solutions, Inc., dated May 11, 2007, between Wells Fargo Business Credit, InfoTech USA, Inc., InfoTech USA, Inc. and Information Technology Services, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2007)

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