Form 10-K
period 2007-09-30
INFOTECH USA INC
filed 2007-12-27
CIK 1037417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

☐ Large accelerated filer	☐ Accelerated filer	☒Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of our common stock held by non-affiliates computed by reference to the closing price of our common stock on March 31, 2007 was $491,694. For purposes of this calculation only, directors, executive officers and the principal controlling stockholder of the registrant are deemed to be affiliates.

The number of shares outstanding of each class of our common equity as of December 19, 2007 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01 per share	5,046,398

Documents Incorporated by Reference

Certain portions of the registrant's definitive proxy statement in connection with the 2008 annual meeting of stockholders which will be filed with the Securities and Exchange Commission on or before January 28, 2008 are incorporated by reference in Part III of this Form 10-K.

2

i

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Annual Report, and in the documents incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are described further under “Risk Factors” in Item 1A below.

The words “believe,” “expect,” “plan,” “anticipate,” and “intend” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I

ITEM 1.	BUSINESS

The following section focuses on our business as of the date hereof; however, it should be read in light of our Form 8-K filed with the Securities and Exchange Commission (SEC) on November 15, 2007 and our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2007, regarding the agreement we entered into with Minneapolis, MN based Corporate Technologies LLC (“Corporate Technologies”) to sell substantially all of our operating assets to Corporate Technologies. This agreement is referred to herein as the “Purchase Agreement.” The transactions contemplated by the Purchase Agreement require the vote of a majority of our outstanding shares and Applied Digital Solutions, Inc. (“ADS”) our majority shareholder intends to vote in favor of the ratification and adoption of the purchase agreement. Should the transactions be consummated as anticipated, we plan to pursue the acquisition of an attractive operating business that seeks to become publicly traded through a reverse merger. Such an acquisition will result in an entirely different business from the one described below.

General

We are a Delaware corporation incorporated in 1987. Through our two wholly-owned subsidiaries, Information Technology Services, Inc. and InfoTech USA, Inc., we are a full service provider of Information Technology (IT) solutions. We deliver complete lifecycle IT solutions for our customers. Our commitment to each customer is a customized solution that meets their business objectives. We operate principally within a single market segment, the IT segment, whereby we provide a wide portfolio of IT solutions that consist of procurement, logistical, managed, and professional services.

During 2007, we continued to advance our business plan of developing a customer-oriented IT solutions-based business model that combines a mix of IT services and products aimed at addressing our customer’s specific needs. To that end, we continue to employ two basic strategies to broaden the IT expertise we offer our customers. First, we build on our investment in high quality personnel by focusing on continuous training in order to achieve higher technical and sales certification levels from the manufacturers of high-end IT products. The advancement of our certification levels enables us to offer a greater variety of high-end IT products and services to our customers. Second, we continue to develop strategic alliances with outside technical service firms and manufacturers allowing us to offer a wider array of IT products and services to our customers.

A significant percentage of our revenue is derived from sales to educational institutions, the legal and financial community, medical facilities, and New York City governmental agencies. However, our customer base also includes retailers, manufacturers and distributors. Our customers include:

Bobst Group USA

City of New York

GAF Materials Corporation

Greater New York Mutual

Hackensack University Medical Center

Home Insurance Company

Jet Aviation

Kings County Hospital

Lowenstein Sandler

Morgan Stanley

One Call Medical Reckitt Benckiser Riker Danzig Robert Wood Johnson Segal Company St. Joseph’s Medical Center Suburban Propane Sun Chemical Corporation Toys R Us Valley Hospital

All of our revenue is derived from U.S.-based customers or the U.S. operations of multi-national customers.

During 2007, two customers, Hackensack University Medical Center and GAF Materials Corporation accounted for 25% and 21% of our total revenue, respectively. During 2006, three customers, GAF Materials Corporation, Hackensack University Medical Center and PDI, Inc. accounted for 23%, 16% and 10% of our total revenue, respectively. Our two largest customers for 2007 continue to be active customers.

Strategy

InfoTech and its predecessor companies have been in the business of delivering state-of-the-art IT solutions since 1980, and we have built extensive expertise in the IT arena. As emerging technologies redefine business models, we seek to help businesses identify cutting edge technology solutions that will arm them with a competitive edge. We maintain a solution-based approach aimed at enabling our customers to solve specific business problems, improve efficiency, reduce costs and improve security. We believe our dedication to the development of strategic alliances with providers of high-end products and services, and our continuous development of highly skilled, certified personnel give us the ability to execute on any IT initiative. As disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2007, our strategy will shift in the event that the transactions contemplated by the Purchase Agreement are consummated. We anticipate that these transactions will be consummated in December 2007. In such event, we will cease our current operations and seek to acquire a business that may be in an entirely different industry.

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

Call Center

We offer basic hardware and software support services on as-needed and fixed price basis enabling our customers to choose the amount of support required to ensure optimum IT utilization.

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

Growth Strategy

As disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2007, our strategy will shift in the event that the transactions contemplated by the Purchase Agreement are consummated. We anticipate that these transactions will be consummated in December 2007. In such event, we will cease our current operations and seek to acquire a business that may be in an entirely different industry. Our strategy to date has been to be a leading provider of integrated IT services and products that add significant and measurable business value to small to medium-sized companies, Fortune 1000 companies and other organizations. The following are the key elements of this strategy:

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

Strategic Alliances

We believe our relationships with leading technology partners provide increased visibility and sales opportunities. In 2007, we continued to maintain our status as a certified business partner of many of today’s leading information technology manufacturers. We are authorized to market products from Cisco, Citrix, Hewlett Packard, Lenovo, Lexmark, Microsoft, 3Com, VM Ware, Alternative Technology, Clear Cube and Tumbleweed.

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

We pursue marketing leads through a combination of telephone outreach, brochure mailings, our website presence and a program of co-sponsored marketing campaigns. Our programs are typically special gatherings that bring together our sales force, our existing and prospective customers, and our technology partners. Our technology partners participate in these events as co-sponsors through their contributions of ear- marked marketing development funds. Ours is a business heavily reliant on personal relationships, so such co-sponsored programs are vital to maintaining existing relationships and developing new ones. We also regularly attend major industry conferences sponsored by our technology partners and our distribution partners such as Tech Data and Ingram Micro.

Competition

We compete in a highly competitive market with IT products and solutions providers that vary greatly in their size and technical expertise. Our primary competitors are AMC Computers, Inc., Comport Consulting Corporation, Delta Computec, Inc., E-Plus, Inc., The Ergonomic Group, En Pointe Technologies, Inc., Gotham Technology Group, LLC, MTM Technologies, Inc. and Vicom, Inc. Additionally, we expect to face further competition from new market entrants and possible alliances between competitors in the future.

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

EMPLOYEES

As of December 19, 2007, we employed 20 full-time employees and 1 part-time employee. We have no collective bargaining agreements and believe our relations with our employees are good.

BACKLOG

Customers typically do not place recurring “long-term” orders with us, resulting in a limited order backlog at any point in time. Our backlog was approximately $193,000 and $1,405,000 at December 19, 2007 and 2006, respectively. Given the lack of recurring orders from existing customers, our failure to receive orders from existing or new customers on a continuous basis in the future would have a material adverse effect on our financial condition, results of operations and cash flows.

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

AVAILABLE INFORMATION

Our internet address is www.infotechusa.com. Our internet address is included in this report as an inactive textual reference only. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the SEC. We make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, through our website as soon as reasonably practicable after we electronically file such material with or furnish it to the Commission. You may access these filings via the hyperlink to the Commission’s website that we provide on our website.

ITEM 1A. RISK FACTORS

The following section should be read in light of our Form 8-K filed with the SEC on November 15, 2007 and Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2007, regarding the Purchase Agreement. Should the transactions contemplated by the Purchase Agreement be consummated as anticipated, we will cease our current operations. In such event, we plan to pursue the acquisition of an attractive operating business that seeks to become publicly traded through a reverse merger, which will likely result in an entirely different business and associated risks from the ones described below.

Pending Asset Purchase and Sale Agreement

As mentioned in the preceding paragraph, we have entered into an agreement to sell substantially all of our operating assets to Corporate Technologies, LLC. Although the transaction is expected to be approved by the shareholders and subsequently completed, there can be no assurances that the transaction will be completed.

Because we have notified our customers, vendors and employees of the contemplated transaction, failure to complete the transaction for any reason could have a material adverse effect on our results of operations or financial condition.

Customer Concentration and Lack of Recurring Revenue

During 2007, two customers, Hackensack University Medical Center and GAF Materials Corporation accounted for 25% and 21% of our revenue, respectively. Additionally, Hackensack University Medical Center, US Bank Corp., and GAF Material Corporation comprised 39%, 11% and 10% of our accounts receivable as of September 30, 2007. The loss of these customers or the loss of significant orders from these customers or the inability of these customers to meet their financial obligations in a timely manner could have a material adverse effect on our results of operations or financial condition.

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

Cyclical Nature of IT Markets

Historically, the IT market space has been subject to cyclical market upturns and downturns. In the past few calendar years, the IT market has enjoyed a relatively favorable economic climate allowing for growth and expansion. However IT markets experienced a significant downturn during the years of 2001 through much of 2003. These downturns resulting from the cyclical nature of IT could have a material adverse effect on our results of operations or financial condition.

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

In the second and fourth quarters of fiscal year 2006, and in the fourth quarter of fiscal year 2007 we were not in compliance with certain of the financial covenants contained in our credit agreement with our primary lender, Wells Fargo. In connection with the Purchase Agreement, we plan to terminate our current credit agreements upon the consummation of the transactions contemplated thereby. In the event that the transactions contemplated by the Purchase Agreement are not consummated for any reason and our agreement with Wells Fargo remains in place, we may have difficulty maintaining compliance with our financial covenants throughout the remainder of fiscal year 2008. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts outstanding. This could materially and adversely impact our financial condition, results of operations and cash flows.

We are a publicly traded company and our stock is traded on the over-the-counter Bulletin Board, where there is limited visibility in the investment community. Moreover, our share volume averaged less than 5,000 shares per day during fiscal year 2007. Raising equity capital could therefore be challenging for us. Any limitations on our ability to raise equity capital could significantly impact our ability to fund our operations or undertake future growth through expansion or acquisition.

Operating Losses

For the years ended September 30, 1999 through 2007, we experienced operating losses and as of September 30, 2007 our accumulated deficit was $4,408,000. If the transactions contemplated by the Purchase Agreement are consummated, we will cease our current operations and seek to acquire a business that may be in an entirely different industry. While we continue to change our business model and strategic direction to improve our results, we cannot make any assurances that we will be able to achieve profitability on a consistent basis.

Majority Stockholder

Our majority stockholder, ADS owns approximately 51% of our outstanding shares. As a result, ADS is able to exercise significant influence over our company that could affect major transactions we contemplate and is able to elect our entire Board of Directors. This influence has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as a transaction to take the company private. Additionally, as our majority shareholder, ADS has the ability to approve the transactions contemplated by the Purchase Agreement, which it has indicated that it intends to do.

ITEM 2.	PROPERTIES

We lease 180 square feet of general office space in New York City at a monthly rental of $2,709 pursuant to a month to month lease effective November 1, 2007. The lease requires a thirty day notice for termination. This location adequately serves our needs and is approximately 100% utilized.

We lease 9,661 square feet of general office space in Fairfield, New Jersey at an annual rental of $162,435 pursuant to a five year lease. Effective November 1, 2007 the lease was amended per an oral agreement, reducing the rent by $4,200 annually in exchange for sharing a portion of the space with other tenants in the building. This lease expires on December 31, 2010; however, we have a renewal option for an additional five-year period. This location adequately serves our needs and is approximately 75% utilized.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any legal proceedings or claims at this time. Accordingly, we do not anticipate any material adverse impact on our financial position, results of operations or cash flows as a result of legal proceedings or claims.

We are not subject to any environmental or governmental proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

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

	High	Low
2006
First Quarter	$ 0.45	$ 0.39
Second Quarter	0.77	0.33
Third Quarter	0.57	0.36
Fourth Quarter	0.41	0.28
2007
First Quarter	$ 0.40	$ 0.20
Second Quarter	0.28	0.20
Third Quarter	0.25	0.20
Fourth Quarter	0.28	0.18

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

Holders

As of December 19, 2007, there were 52 holders of record of our common stock. We believe that there are a substantially greater number of beneficial owners of shares of our common stock.

Information regarding equity compensation plans is set forth under Part III, Item 12 of this Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

We did not make any common stock repurchases during the fiscal year ended September 30, 2007.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below, insofar as they relate to each of the five years ended September 30, 2007, are derived from, and are qualified by reference to, our audited consolidated financial statements and should be read in conjunction with those consolidated financial statements and the notes thereto. The selected consolidated financial data as of September 30, 2005, 2004 and 2003 and for the years ended September 30, 2004 and 2003 are derived from audited consolidated financial statements not included herein. Results for past periods are not necessarily indicative of results that may be expected for future periods, particularly if the transactions contemplated by the Purchase Agreement are consummated. Pursuant to such transactions, we will cease our current operations and seek to acquire a business that may be in an entirely different industry.

Consolidated Statement of	For the Year Ended September 30,
Operations Data:	2007	2006	2005	2004		2003
	(amounts in thousands, except per share amounts)

Total revenue	$ 11,898	$ 16,010	$ 16,466	$ 16,684		$ 13,608
Cost of sales	9,423	13,333	13,146	13,845		11,154
Gross profit	2,475	2,677	3,320	2,839		2,454
Operating expenses	2,952	4,738 (1)	4,027 (2)	4,024	(3)	3,555
Loss from operations	(477)	(2,061)	(707)	(1,185)		(1,101)
Interest (expense) income, net	(109)	(61)	(57)	95		36
Loss on sale of marketable equity securities	(23)	—	—	—		—
Other expense, net	(9)	(20)	(13)	(46)		(26)
Loss before income taxes	(618)	(2,142)	(777)	(1,136)		(1,091)
Income tax benefit (expense)	—	—	9	(1,545	)(4)	447

Net loss	$ (618)	$ (2,142)	$ (768)	$ (2,681)		$ (644)

Per Share Data:

Net loss per common share – basic	$ (0.12)	$ (0.44)	$ (0.16)	$ (0.55)		$ (0.13)

Weighted average number of common
shares outstanding – basic	5,014	4,919	4,896	4,896		4,896

Consolidated Balance Sheet Data:
	As of September 30,
	2007	2006	2005	2004		2003
Working capital	$ 1,240	$ 2,006	$ 2,974	$ 3,103		$ 3,496
Total assets	2,585	4,187	6,050	7,005		9,368
Short term debt	107	126	106	907		126
Long term debt	—	—	—	—		—
Stockholders' equity	1,359	2,155	4,145	4,913		7,594

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

	Years Ended September 30,
	2007	2006	2005
	%	%	%
Total revenue	100.0	100.0	100.0
Cost of sales	-79.2	-83.3	-79.8
Gross profit	20.8	16.7	20.2
Operating expenses	-24.8	-29.6	-24.5
Loss from operations	-4.0	-12.9	-4.3
Interest expense	-0.9	-0.4	-0.4
Loss on sale of marketable equity securities	-0.2	0.0	0.0
Other expense	-0.1	-0.1	-0.1
Loss before income taxes	-5.2	-13.4	-4.8
Income tax benefit	0.0	0.0	0.1
Net loss	-5.2	-13.4	-4.7

Fiscal Year 2007 Highlights

(in $’000s)

•	Sales for 2007 were down $4,112 or 25.7% compared to 2006 and gross profit decreased $202, or 7.5%, from last year.

•

Product sales were down $4,044 or 27.8% compared to 2006 primarily due to a combination of a decrease in sales to our larger customers and a $2.6 million sale in the quarter ended December 31, 2006 to one of our major customers for which we acted as a sales agent, only recognizing the sales agent fee as revenue. Product gross profit was down $304 or 13.1% from 2006 primarily due to the decrease in product sales.

•

Service sales were down slightly, $68 or 4.6% compared to 2006, primarily due to a decline in installation and deployment services. Service gross profit increased $102 or 28.3% compared to 2006 primarily due to lower service costs resulting from the reduction in our workforce in our service department. Those cost reductions increased service margins from 24.3% in 2006 to 32.6% in 2007.

•

The goodwill associated with the acquisition of our wholly-owned subsidiary InfoTech USA, Inc. was fully impaired at September 30, 2006. Accordingly, there was no impairment charge in 2007. The impairment charges in 2006 and 2005 were $924 and $529, respectively.

•	Our loss from operations was $477 for fiscal year 2007, compared to losses of $2,061 and $707 in fiscal years 2006 and 2005, respectively.

Fiscal Year 2007 Compared to Fiscal Year 2006

(in $’000s)

As disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2007, our strategy will shift in the event that the transactions contemplated by the Purchase Agreement are consummated. The Purchase Agreement contemplates that Corporate Technologies LLC (“Corporate Technologies”) will purchase substantially all of the assets of InfoTech with certain exceptions as set forth in the Purchase Agreement, in exchange for up to $1,000. We will retain all net current assets. This is likely to result in a gain estimated to be between $500 to $700. We estimate that we will receive $900 in cash. We anticipate that these transactions will be consummated in December 2007. In such event, we will cease our current operations and seek to acquire a business that may be in an entirely different industry. In such event, any forward looking statements in the management discussion and analysis below will be inapplicable to our business.

Revenue for fiscal year 2007 decreased $4,112 or 25.7% to $11,898 from $16,010 in 2006. The decrease in revenue was primarily due to a decrease in product sales. Product sales decreased from $14,522 in 2006 to $10,478, a decrease of $4,044 or 27.8% and service sales decreased slightly by $68 or 4.6%. The decrease in product sales of $4,044 or 27.8% compared to 2006 was primarily due to a combination of a decrease in sales to our larger customers and a $2.6 million sale in the quarter ended December 31, 2006 to one of our major customers for which we acted as a sales agent, only recognizing the sales agent fee as revenue. The decrease in service sales was primarily due to a decrease in installation and deployment services which was somewhat offset by an increase in time and material services. In the event that the transactions contemplated by the Purchase Agreement are not consummated, we cannot predict whether our sales volume for the coming fiscal year will remain at current sales volume levels.

Gross profit decreased by $202, or 7.5% in fiscal year 2007 to $2,475 from $2,677 in fiscal year 2006. The decrease in gross profit was due to a decrease in product gross profit which was partially offset by an increase in service gross profit. Product gross profit was down $304 or 13.1% from 2006 primarily due to the decrease in product sales while service gross profit increased $102 or 28.3% compared to 2006 primarily due to lower service costs resulting from the reduction in our workforce in our service department. Total gross margin increased to 20.8% in 2007 from 16.7% in 2006 as a result of improved margins on both product and services sales. The improvement in product margins to 19.2% in fiscal year 2007 from 15.9% in fiscal year 2006 was mainly attributable to an agency fee earned in the quarter ended December 31, 2006. The improvement in our service margins from 24.3% in 2006 to 32.6% in 2007 was primarily due to lower service costs resulting from the reduction in our workforce in our service department. In the event that the transactions contemplated by the Purchase Agreement are not consummated, we cannot predict whether our overall margins will be steady in the coming fiscal year.

Selling, general and administrative expenses decreased $845, or 22.4%, to $2,925 in fiscal year 2007, compared to $3,770 in fiscal year 2006 due a combination of factors. In fiscal year 2006 we had one time charges of $99 for stock-based compensation expense stemming from the adoption of SFAS 123(R) and $40 of severance paid to InfoTech’s former Chief Operating Officer and Acting President and Chief Executive Officer, Sebastian Perez. Additionally, in fiscal year 2007 we had reductions in expenses related to a reduced headcount, commissions, insurance, recruiting and the reversal of a portion of our allowance for doubtful accounts. We expect compensation expense to continue to be impacted as a result of the adoption of SFAS 123(R), although not to the level experienced in 2006. In the event that the transactions contemplated by the Purchase Agreement are not consummated, we cannot predict whether our management and administrative staff will be sufficient in the coming fiscal year and we may need to add or remove personnel in the administrative, sales and technical areas of the business as sales volume dictates.

Depreciation and amortization expense for fiscal year 2007 decreased $17, or 38.6%, to $27 from $44 in fiscal year 2006. The decrease was primarily a result of certain assets being fully depreciated as of the end of fiscal year 2006.

Our operating loss for fiscal year 2007 was $477 compared to an operating loss of $2,061 in fiscal year 2006. The loss from operations in 2006 was significantly impacted by the asset impairment charge incurred for the remaining balance of goodwill of $924.

Other expense, net, in fiscal year 2007 decreased $11, or 55.0% to $9 from $20 in fiscal year 2006 and in 2007 we had a loss on sale of securities resulting from the sale of a portion of the shares of ADS stock that were issued to us in payment of a $1,000 loan. We may incur further losses resulting from the sale of the shares of ADS. Based on the closing price of the ADS stock at September 30, 2007 we had an unrealized loss of approximately $228. We believe the recent pressure on ADS's stock price is due to general market conditions, especially in the microcap sector, and is temporary. ADS has recently taken steps to restructure their operations via a proposed merger and discontinuing certain operations. Our intention is to hold the ADS shares in anticipation of a recovery in price. We have not sold any of these shares since July 11, 2007.

Net interest expense increased $48 or 78.7% to $109 in fiscal year 2007, from $61 in 2006 primarily due to the ceasing of interest income from ADS in June of 2007 when the loan was fully satisfied. The interest expense for 2007 and 2006 was a result of interest expense incurred in connection with the Wells Fargo credit facility of $210 and $220, respectively, as well as interest expense incurred in connection with the IBM Credit facility of $19 and $3, respectively. The interest income of $120 and $162 for 2007 and 2006, respectively, was earned in connection with the loan made to our majority stockholder, ADS.

Our net loss for fiscal year 2007 was $618, compared to a net loss $2,142 in fiscal year 2006, based on the factors asserted above.

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

Liquidity and Capital Resources

(in $’000s)

Cash used in operating activities in fiscal 2007 was $276 compared to $654 in 2006 and cash provided by operating activities of $1,572 in 2005. The cash used in operating activities in 2007 was primarily due to our operating loss and a decrease in our accounts payable, these were largely offset by the decrease in our accounts receivable. The decrease in accounts receivable was due to lower sales and improved collections. The cash used in operating activities in 2006 was primarily a result of our operating loss which was somewhat offset by decreases in accounts receivable and other current assets, and an increase in accounts payable and accrued liabilities. The cash provided by operating activities in 2005 was primarily a result of a decrease in accounts receivable and an increase in accounts payable and accrued expenses. These were somewhat offset by our operating loss.

Cash provided by investing activities in 2007 was $328 compared to cash used in investing activities in fiscal year 2006 and 2005 of $36. The cash provided by investing activities in 2007 was a result of the proceeds from the sale of a portion of the shares issued to us by ADS in payment of a loan and the cash used in investing activities in 2006 and 2005 was a result of capital expenditures.

Net cash used in financing activities in 2007 was $19 and was due to net payments on our lines of credit with Wells Fargo and ADS. Net cash provided by financing activities in 2006 was $36 and was primarily due to proceeds from the issuance of common stock and an increase in borrowings on the ADS line of credit. Net cash used in financing activities in 2005 was $801 and was primarily due to net payments on the Wells Fargo line of credit.

As disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on December 4, 2007, our strategy will shift in the event that the transactions contemplated by the Purchase Agreement are consummated. We anticipate that these transactions will be consummated in December 2007. In such event, we will cease our current operations and seek to acquire a business that may be in an entirely different industry. In such event, any forward looking statements in the liquidity and capital resources discussion below will be inapplicable to our business. Furthermore, management expects that the transactions will generate sufficient cash to repay all our loans and all of our financial arrangements with Wells Fargo, IBM Credit and Ingram will be terminated upon completion of the proposed sale of our operating assets to Corporate Technologies.

Our business activities are capital intensive and, consequently, we finance our operations through arrangements with Wells Fargo and IBM Credit. Our current financing agreement with Wells Fargo, entered into on June 30, 2004, provides us with a $4,000 credit facility. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or us. Our wholesale financing agreement with IBM Credit provides for inventory financing up to $600 and is secured by a letter of credit issued under our Wells Fargo credit agreement in the amount of $600.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by us up to an amount equal to the difference between the borrowing base and the sum of (i) the amount outstanding under the credit facility; and (ii) the $600 letter of credit outstanding under the credit facility which secures our obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2007 and 2006, we had a borrowing base of approximately $386 and $598, respectively, and availability under the credit facility as of September 30, 2007 and 2006 of approximately $384 and $585, respectively.

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

The obligations under the credit agreement have been guaranteed by both of our subsidiaries and by us. In addition, we have pledged the stock of our subsidiaries. The credit facility is further secured by a first priority security interest in substantially all of our assets.

As amended as of November 16, 2006, the credit facility requires us to maintain certain financial covenants, including a book net worth of at least $1,575 as of September 30, 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated net income as of the end of each quarter for all fiscal years commencing with the fiscal year 2007 provided that if the consolidated net income is negative such net income will be equal to zero. We were also limited to a net loss, as defined in the credit agreement, of $570 for the year ended September 30, 2007. As of the end of each quarter ended after September 30, 2007, we must maintain a net income on a cumulative quarterly basis of not less than 80% of the projected cumulative net income or worse than 100% of the projected cumulative net loss for the period. A debt to book net worth ratio of not more than 2.10 to 1.00 must also be maintained by us. The credit facility also prohibits us from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by us, without Wells Fargo’s consent.

Borrowing under the Wells Fargo line of credit amounted to $2 at September 30, 2007 and $13 at September 30, 2006. Borrowing under the IBM Credit financing arrangement amounted to $273 and $513 at September 30, 2007 and 2006, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

In addition to the above lines of credit we have an agreement with one of our primary suppliers, Ingram Micro Inc., which, as amended September 28, 2007, provides us with a credit line of up to $250. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at a rate of 1½% per month. Our obligations under this credit line have been guaranteed by us and our subsidiary, Information Technology Services, Inc. The credit line will remain in effect until terminated by either party. The amounts outstanding under the Ingram line of credit were $97 and $103 as of September 30, 2007 and 2006, respectively. The borrowings are included in either accounts payable or accrued expenses and other liabilities.

We cannot provide any assurances that our present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, our current cash position and the proceeds from the sale, if necessary or determined to be appropriate by management, of some or all of the remaining Applied Digital Solutions stock we received as payment of the loan to Applied Digital Solutions, will be sufficient to fund our operations and capital expenditures through September 30, 2008 in the event that the transactions contemplated by the Purchase Agreement are not consummated.

Additionally, in the event that the transactions contemplated by the Purchase Agreement are not consumated, our long-term capital needs may require additional sources of credit. There can be no assurances that we will be successful in negotiating additional sources of credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact our financial condition, results of operations and cash flows.

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

On November 8, 2007, we notified Wells Fargo that we did not expect to be in compliance with the covenants for cumulative net income and minimum book net worth contained in the credit facility with Wells Fargo as of and for the fiscal year ended September 30, 2007. Wells Fargo agreed to waive the anticipated non-compliance and, on November 14, 2007, we and our subsidiaries entered into a letter agreement with Wells Fargo pursuant to which Wells Fargo waived such non-compliance.

In connection with the Purchase Agreement, we plan to terminate our current credit agreements upon the consummation of the transactions contemplated thereby. In the event that the transactions contemplated by the Purchase Agreement are not consummated for any reason and our agreement with Wells Fargo remains in place, we may have difficulty maintaining compliance with our financial covenants throughout the remainder of fiscal year 2008. If it appears likely that such non-compliance may occur, we will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that we would be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to us. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts outstanding.

The table below summarizes our known contractual obligations, consisting of our operating lease commitments and our consulting agreements, as of September 30, 2007:

Payments due by period
		Less than	1 - 3	3 -5	More than 5
	Total	1 Year	Years	Years	Years
Leases – premises	$ 533	$ 168	$ 324	$ 41	—
Totals	$ 533	$ 168	$ 324	$ 41	—

Impact of Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” The statement applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement that does not include specific transition provisions. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in the net income or loss of the period of change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application of the change in accounting principle to financial statements of prior periods’ unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 has not had a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP). The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is currently effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 141(R) will have a material impact on our financial statements.

No other recently issued accounting pronouncements that became effective during the year ended September 30, 2007 or that will become effective in a subsequent period is expected to have a material impact on our consolidated financial statements.

Inflation

In the opinion of management, inflation has not had a material effect on our operations.

Critical Accounting Policies

The SEC has previously issued disclosure guidance for “critical accounting policies.” The Commission defines

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

Valuation of Deferred Tax Assets

We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe it is not likely that we will be able to realize a substantial portion of the benefit of our deferred tax assets. This is primarily based on the combination of our historical losses, our loss incurred in fiscal year ended September 30, 2007, and the overall volatility of the IT industry, resulting in an expectation of marginal profitability in the future. As a result we recorded an increase in our valuation allowance of $193 for the year ended September 30, 2007, and as a result, did not record any deferred tax asset as of September 30, 2007.

Valuation of Long-Lived Assets

We assess the recoverability of intangible assets with indefinite lives at least annually and all long-lived tangible and intangible assets whenever we determine that events or changes in circumstances indicate that their carrying amount may not be recoverable. Our assessment is primarily based upon our estimate of future cash flows associated with these assets. Due to our historical losses, including the loss incurred in fiscal year ended September 30, 2006, and the overall volatility of the IT industry, we project marginal profitability in the future. Accordingly, we have determined that as of September 30, 2006, there has been a full impairment of our long-lived intangible asset, goodwill, resulting in an impairment charge of $924.

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

ITEM 9A(t).  CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth under the captions “Election of Director and Ratification of Appointment of Director – Board of Directors,” “ – Legal Proceedings and Indemnification,” “ – Directorships,” “ – Board Committees and Meetings,” “ – Code of Ethics,” “ – Section 16(a) Beneficial Ownership Reporting Compliance” and “ – Executive Officers and Significant Employees” in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the captions “Election of Director and Ratification of Appointment of Director – Executive Compensation,” “ – Option Grants in Last Fiscal Year,” “ – Aggregate Option Exercises in Last Fiscal Year and Year-End Values,” “ – Compensation of Directors” and “ – Compensation Committee Interlocks and Insider Participation in Compensation Decisions” in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the captions “Election of Director and Ratification of Appointment of Director – Ownership of Equity Securities,” and “– Principal Stockholders” in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance as of September 30, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options,	Weighted Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities
Plan Category	Warrants and Rights (a)	and Rights (b)	Reflected in Column (a) (c)

Equity compensation plans approved by security holders	3,325,000	$ 0.304	7,369,000

Equity compensation plans not approved by securities holders	1,050,000(1)	$ 0.699(2)	—

Total	4,375,000	$ 0.392(2)	7,369,000

(1) The 1,050,000 shares consist of, 950,000 shares subject to outstanding options and 100,000 shares of restricted stock. The restricted shares were granted in January 2006 to our chairman of the board and chief executive officer in the amount of 100,000 shares each.  In January 2007, on the first anniversary date of the grant, 50% of the restricted stock, or 50,000 shares each, vested and was issued, the remaining 50% will vest on the second anniversary date of the grant.

(2) The restricted stock does not affect and is not reflected in the weighted average exercise price.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is set forth under the caption “Election of Director and Ratification of Appointment of Director – Certain Relationships and Related Transactions” in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our principal accountant fees and services is set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the Proxy Statement for our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: December 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chairman of the Board of Directors	December 26, 2007
(Scott R. Silverman)

/s/ Jonathan F. McKeage	President, Chief Executive Officer and Director (Principal Executive Officer)	December 26, 2007
(Jonathan F. McKeage)

/s/ J. Robert Patterson	Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)	December 26, 2007
(J. Robert Patterson)

/s/ Charles L. Doherty	Director	December 26, 2007
(Charles L. Doherty)

/s/ Jeffrey S. Cobb	Director	December 26, 2007
(Jeffrey S. Cobb)

LIST OF EXHIBITS

(Item 14 (c))

Exhibit Number	Description
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
10.26

Third Amendment and Waiver, dated as of January 24, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2006)

10.27

Fourth Amendment and Waiver, dated as of May 1, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2006)

10.28

Third Amendment to Loan Documents, dated June 23, 2006, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2006)

10.29

Fifth Amendment and Waiver, dated as of November 16, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2006)

10.30

Satisfaction of Loan Agreement, dated as of May 15, 2007, among Applied Digital Solutions, Inc. and InfoTech USA, Inc., the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2007)

10.31

Consent to Satisfaction of Loan to Applied Digital Solutions, Inc. dated May 11, 2007, between Wells Fargo Business Credit, InfoTech USA, Inc., InfoTech USA, Inc. and Information Technology Services, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2007)

10.32

Letter dated September 28, 2007, from Ingram Micro Inc. to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2007)

10.33

Asset Purchase and Sale Agreement, dated November 13, 2007, among InfoTech, InfoTech Sub, IT Sub and Corporate Technologies (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 15, 2007)

10.34

Letter Agreement dated as of November 14, 2007, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

14.1	Code of Ethics for Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
21.1	List of Subsidiaries
31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.

Contents
Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheets	F-3
September 30, 2007 and 2006

Consolidated Statements of Operations	F-4
Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity	F-5
Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows	F-6
Years ended September 30, 2007, 2006 and 2005

Notes To Consolidated Financial Statements	F-7/22

Schedule II - Valuation and Qualifying Accounts	S-1
Years ended September 30, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

InfoTech USA, Inc.

Fairfield, New Jersey

We have audited the accompanying consolidated balance sheets of InfoTech USA, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoTech USA, Inc. and Subsidiaries as of September 30, 2007 and 2006, and their results of operations and cash flows for the years ended September 30, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects, the information required to be set forth therein when read in conjunction with the consolidated financial statements.

/s/ J. H. Cohn LLP

Roseland, New Jersey

December 21, 2007

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

Assets
	September 30,
	2007	2006
Current Assets
Cash and cash equivalents	$405	$372
Accounts receivable (net of allowance for doubtful accounts of $78 and $115)	1,477	2,371
Inventories	106	144
Note receivable – Parent Company	—	1,000
Marketable equity securities, available for sale	418	—
Other current assets	60	151
Total Current Assets	2,466	4,038

Equipment and improvements, net	89	113
Other assets	30	36

Total Assets	$2,585	$4,187

Liabilities And Stockholders’ Equity
Current Liabilities
Line of credit – Wells Fargo	$2	$13
Amounts due to Parent Company	105	113
Accounts payable	550	409
Accrued expenses and other liabilities	569	1,497

Total Liabilities	1,226	2,032

Commitments and contingencies

Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	—	—
Common shares:
Authorized 80,000 shares of $.01 par value; 5,907 and 5,807 shares
issued; 5,046 and 4,946 shares outstanding	59	58
Additional paid-in capital	6,854	6,805
Accumulated deficit	(4,408)	(3,790)
Accumulated other comprehensive loss	(228)	—
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders’ Equity	1,359	2,155

Total Liabilities and Stockholders’ Equity	$2,585	$4,187

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For The Years Ended September 30,
	2007	2006	2005

Revenue
Product revenue	$10,478	$14,522	$14,457
Service revenue	1,420	1,488	2,009
Total revenue	11,898	16,010	16,466

Cost of sales
Cost of products sold	8,466	12,206	11,658
Cost of services sold	957	1,127	1,488
Total cost of products and services sold	9,423	13,333	13,146

Gross profit	2,475	2,677	3,320
Selling, general and administrative expenses	2,925	3,770	3,400
Depreciation and amortization	27	44	98
Asset impairment charges	—	924	529
Loss from operations	(477)	(2,061)	(707)
Other expense, net	9	20	13
Loss on sale of marketable equity securities	23	—	—
Interest expense	229	223	219
Interest income	120	162	162
Loss before income tax benefit	(618)	(2,142)	(777)
Income tax benefit	—	—	(9)

Net Loss	$(618)	$(2,142)	$(768)

Net Loss Per Common Share – Basic	$(0.12)	$(0.44)	$(0.16)

Weighted Average Number Of Common Shares Outstanding – Basic	5,014	4,919	4,896

Comprehensive Loss
Net Loss	$(618)	$(2,142)	$(768)
Other comprehensive loss – unrealized loss on marketable equity securities available for sale	228	—	—
Comprehensive loss	$(846)	$(2,142)	$(768)

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For The Years Ended September 30, 2007, 2006 and 2005

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Number	Amount	Capital	Deficit	Loss	Stock	Equity

Balance – October 1, 2004	5,757	$58	$6,653	$(880)	$—	$(918)	$4,913

Net Loss	—	—	—	(768)	—	—	(768)

Balance – September 30, 2005	5,757	58	6,653	(1,648)	—	(918)	4,145

Issuance of common stock	50	—	16	—	—	—	16
Share-based compensation	—	—	136	—	—	—	136

Net Loss	—	—	—	(2,142)	—	—	(2,142)

Balance – September 30, 2006	5,807	58	6,805	(3,790)	—	(918)	2,155

Issuance of common stock	100	1	(1)	—	—	—	—
Share-based compensation	—	—	50	—	—	—	50
Unrealized loss on marketable equity securities	—	—	—	—	(228)	—	(228)

Net Loss	—	—	—	(618)	—	—	(618)

Balance – September 30, 2007	5,907	$59	$6,854	$(4,408)	$(228)	$(918)	$1,359

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For The Years Ended September 30,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(618)	$(2,142)	$(768)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation and amortization	27	44	98
Share-based compensation	50	136
Loss on sale of marketable equity securities	23	—	—
Asset impairment charges;	—	924	529
Changes in operating assets and liabilities:
Decrease in accounts receivable	894	105	901
Decrease (increase) in inventories	38	(4)	(27)
Decrease in other current assets	91	86	177
Decrease in other assets	6	90	48
(Decrease) increase in accounts payable
and accrued expenses	(787)	107	614
Net cash (used in) provided by operating activities	(276)	(654)	1,572

Cash flows from investing activities
Proceeds from sale of marketable equitable securities	331	—	—
Capital expenditures	(3)	(36)	(36)
Net cash provided by (used in) investing activities	328	(36)	(36)

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(11)	3	(802)
Net (payments) borrowings on Parent Company line of credit	(8)	17	1
Net proceeds from issuance of common stock	—	16	—
Net cash (used in) provided by financing activities	(19)	36	(801)

Net increase (decrease) in cash and cash equivalents	33	(654)	735

Cash and cash equivalents – beginning of year	372	1,026	291

Cash and cash equivalents – end of year	$405	$372	$1,026

Supplemental disclosure of cash flow information
Income taxes paid	$6	$10	$8
Interest paid	229	223	219

Non cash investing activities:
Marketable securities received in exchange for loan to Parent Company	$1,000	—	—

See the accompanying notes to consolidated financial statements.

INFOTECH USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands Except Per Share Amounts)

Note 1 – Summary Of Significant Accounting Policies

Business Organization And Basis Of Presentation

InfoTech USA, Inc. (the “Company”) was incorporated on September 30, 1987 as a Delaware corporation. The Company has two subsidiaries: Information Technology Services, Inc. (doing business as InfoTech), a New York Corporation since 1980, and InfoTech USA, Inc., a New Jersey corporation since 1983. The Company is controlled by its 51% majority stockholder, Applied Digital Solutions, Inc. (“ADS”, “Applied Digital” or the “Parent Company”).

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

Revenue Recognition

For product sales, the Company recognizes revenue upon delivery in accordance with the applicable product’s shipping terms. The Company has no obligation for warranties on new hardware sales, because the manufacturer provides the warranties. For consulting and other services, the Company recognizes revenue based on the direct labor hours incurred for services rendered times the standard billing rate, adjusted to realizable value, if necessary. Revenues from sales contracts involving both products and consulting and other services are allocated to each element based on amounts that would have been charged if each element was sold separately and, accordingly, are allocated to each element and accounted for as if they have been sold separately. The Company does not offer a warranty policy for services to customers. Revenues are not recognized unless prices are fixed or determinable and collectibility is reasonably assured.

The Company does not require any collateral in connection with sales of products or services. It provides an allowance for doubtful accounts equal to the estimated collection losses based on historical experience coupled with a review of the current status of existing receivables.

Investment in Marketable Equity Securities

Investments in marketable equity securities classified as “available for sale” are recorded at fair value based on quoted market prices and unrealized gains and losses are reported as accumulated other comprehensive income (loss) within stockholders’ equity. The cost of securities sold is based on the first in first out method.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Inventories

Inventories consist principally of computer hardware and software and are valued at the lower of cost (first-in, first-out) or market. Substantially all inventory items are finished goods.

The Company reviews the movement of inventories on an item-by-item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability due to changes in returns and price protection policies, the Company determines the need for an inventory valuation allowance. The allowance was $23, $56 and $28 as of September 30, 2007, 2006 and 2005, respectively.

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

The Company determines the fair value of the acquired reporting unit for purposes of the initial test primarily by using a discounted cash flow valuation technique. Significant estimates used in the valuation include estimates of future profitability, cash flows, both future short-term and long-term growth rates, and estimated cost of capital for purposes of arriving at a discount factor. The company performs its annual impairment test during the fourth quarter absent any interim impairment indicators. See Note 5 for the impact of charges for impairment in 2006 and 2005.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

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

Since the Company had net losses in 2007, 2006 and 2005, the assumed effects of the exercise of employee stock options for the purchase of 3,975, 3,975 and 4,105 common shares and 300 warrants outstanding at September 30, 2007, 2006 and 2005, respectively, would have been anti-dilutive and, accordingly, dilutive per share amounts are not presented.

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

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”) which establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment arrangements including stock options and compensatory employee stock purchase plans. SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments on the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.

The Company adopted SFAS 123(R) effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). The Company did not grant any stock options during 2007 or 2006 and all outstanding options were fully vested as of September 30, 2005. However, in January 2006, the Company modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $136 of compensation expense recognized in 2006 as a result of the adoption of SFAS 123(R). To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in Financial Accounting Standards Board Staff Position No. 123(R) – 3.

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

The Company’s net loss and net loss per common share determined under SFAS 123(R) for 2007 and 2006 and pro forma net loss and net loss per common share (assuming compensation cost had been determined based on the fair value at the grant date for all awards issued by the Company and amortized over the vesting period consistent with the provisions of SFAS 123) for the year ended 2005 are set forth below:

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

	2007	2006	2005

Net loss - as reported	$(618)	$(2,142)	$(768)
Deduct total stock-based employee compensation expense determined under a fair value based method for all awards, net of related tax effects			(178)

Net loss - pro forma			$(946)

Net Loss Per Common Share:
Basic - as reported	$(0.12)	$(0.44)	$(0.16)
Basic - pro forma			$(0.19)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted in 2005:

2005

Risk-free interest rates	4.2%
Expected option lives	8 years
Expected volatilities	78%
Expected dividend yields	0%

A summary of option activity under the Company’s stock option plans as of September 30, 2007 and changes during the year then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding at October 1, 2006	3,975	$0.38	4.4
Granted	—	—	—
Exercised	—	—	—
Forfeited or Expired	—	—	—
Outstanding at September 30, 2007	3,975	$0.38	3.4	—*
Exercisable at September 30, 2007	3,975	$0.38	3.4	—*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of InfoTech’s stock was $0.18 per share at September 30, 2007 based upon its closing price on the OTC.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

No options were exercised during 2007 and 2005. The total intrinsic value of options exercised during 2006 was $16.

As of September 30, 2007, there was $13 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of .25 years. The total fair value of shares vested during 2007 was $50.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of its restricted stock each. In January 2007, on the first anniversary date of the grant, 50% of the restricted stock, or 50 shares each, vested and was issued. The remaining 50% will vest on the second anniversary date of the grant. The Company determined the fair value of the stock to be $100 based on the closing price of its stock on the date of grant. The fair value of the restricted stock is being recognized as compensation expense over the vesting period. Compensation expense was recorded in connection with the restricted stock during 2007 and 2006 in the amount of $50 and $37, respectively.

Note 2 – Marketable Securities

As explained in Note 12 below, on May 15, 2007, the Company entered into an Agreement whereby Applied Digital issued 704 shares of its common stock to the Company with a fair value of $1,000 in payment of a loan due to the Company in that amount. At September 30, 2007, the Company has classified the shares as available for sale marketable equity securities and in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is recording unrealized changes in their fair value as part of its comprehensive income. During the year ended September 30, 2007, the Company sold 249 shares and realized a loss of $23. The remaining shares had a cost of $646 and a market value of $418 at September 30, 2007 and, accordingly, the Company has included its $228 of unrealized loss in accumulated comprehensive loss, a separate component of stockholders’ equity, as of September 30, 2007. At September 30, 2007, the Company believes the decrease in the fair value of these shares to be temporary and no charge for impairment in the statement of operations is required. Management believes the recent pressure on the stock price of the Applied Digital stock is due to general market conditions, especially the high volatility in the microcap stock sector. Applied Digital has recently taken steps to restructure via a proposed merger and discontinuing certain operations that are not related to to its current core products and strategy. Management intends to hold these shares in anticipation of a recovery in price, and has not sold any of these shares since July 11, 2007. Management believes it has the ability to hold these shares for the forseeable future.

 Note 3 – Other Current Assets

	2007	2006

Vendor receivables (rebates and returns)	$9	$81
Prepaid expenses	39	68
Miscellaneous receivable	12	—
Other	—	2

Totals	$60	$151

Note 4 – Equipment And Improvements

	2007	2006

Computer equipment	$339	$1,532
Furniture and fixtures	76	277
Leasehold improvements	63	71
	478	1,880
Less accumulated depreciation and amortization	(389)	(1,767)

Totals	$89	$113

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Included above are computer equipment and furniture and fixtures acquired under capital lease obligations and related accumulated depreciation in the total amount of $64 at September 30, 2007 and 2006, respectively.

Depreciation and amortization charged to operations amounted to $27, $44 and $98 for 2007, 2006 and 2005, respectively.

Note 5 – Goodwill

Goodwill consisted of the unamortized excess of cost over fair value of tangible and identifiable intangible assets net of liabilities of InfoTech USA, Inc. at the date of acquisition. The Company applied APB No. 16, “Business Combinations,” and used the purchase method of accounting for this acquisition in 2001. Goodwill was fully written off at September 30, 2006 as shown below:

2006
Original balance	$2,339
Less accumulated amortization	(185)
Less impairment charges	(2,154)

Carrying value	$—

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the standard. SFAS 142 also required an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. As of September 30, 2006 following the valuation analysis it was determined that due to the Company’s historical losses, including the loss incurred in fiscal year ended September 30, 2006, the overall volatility of the IT industry and the Company’s projected marginal profitability in the future, the goodwill was fully impaired, resulting in a carrying value of $0 as of the end of fiscal year 2006. Accordingly no valuation analysis was performed at September 30, 2007. Valuation analysis testing for goodwill impairment as of September 30, 2006 and 2005 resulted in a charge for goodwill impairment of $924 and $529 respectively.

Note 6 – Financing Arrangements

The Company’s financing agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”), entered into on June 30, 2004, provides financing up to $4,000. Amounts borrowed under the credit facility bear interest at Wells Fargo’s prime rate plus 3%. Unless earlier terminated, the credit facility matures on June 29, 2008 and automatically renews for successive one-year periods thereafter unless terminated by Wells Fargo or the Company. The Company also has a wholesale financing agreement with IBM Credit in effect as of September 30, 2007 that provides for inventory financing up to $600 and is secured by a letter of credit in the amount of $600.

Under the current terms of the credit agreement, Wells Fargo may, at its election, make advances from time to time in the amounts requested by the Company up to an amount equal to the difference

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

between the borrowing base and the sum of (i) the amount outstanding under the credit facility; and (ii) the $600 letter of credit outstanding under the credit facility which secures the Company’s obligations to IBM Credit under the wholesale financing agreement. The borrowing base is equal to the lesser of (x) $4,000 or (y) the amount equal to (a) 85% of our eligible accounts receivable plus (b) the amount of available funds in our deposit account with Wells Fargo minus (c) certain specified reserves. As of September 30, 2007 and 2006, the Company had a borrowing base of approximately $386 and $598, respectively, and availability under the credit facility as of September 30, 2007 and 2006 of approximately $384 and $585, respectively.

In connection with the execution of the credit agreement, the Company paid Wells Fargo an origination fee of $40. Each year, the Company must pay Wells Fargo a facility fee of $15 and an unused line fee of 0.5% of the daily, unused amount under the credit facility. Additionally, there is minimum monthly interest based on minimum borrowings of $1,500. The Company will incur an additional fee of $20 if Wells Fargo terminates the credit facility upon default or if the Company terminates the credit facility prior to its termination date of June 29, 2008.

The obligations under the credit agreement have been guaranteed by the Company and by both of the Company’s subsidiaries. In addition, the Company has pledged the stock of its subsidiaries. The credit facility is further secured by a first priority security interest in substantially all of the Company’s assets.

As amended as of November 16, 2006, the credit facility requires the Company to maintain certain financial covenants, including a book net worth of at least $1,575 as of September 30, 2007 and $1,575 plus an amount equal to 50% of the aggregate consolidated net income as of the end of each quarter for all years commencing with 2007 provided that if the consolidated net income is negative such net income will be equal to zero. The Company was also limited to a net loss, as defined in the credit agreement, of $570 for the year ending September 30, 2007. As of the end of each quarter after September 30, 2007, the Company must have a net income on a cumulative quarterly basis of not less than 80% of the projected cumulative net income or worse than 100% of the projected cumulative net loss for the period. A debt to book net worth ratio of not more than 2.10 to 1.00 must also be maintained by the Company. The credit facility also prohibits the Company from incurring or contracting to incur capital expenditures exceeding $50 in the aggregate during any fiscal year or more than $10 in any one transaction. The credit agreement contains other standard covenants related to the Company’s operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions by the Company, without Wells Fargo’s consent.

Borrowings under the Wells Fargo line of credit amounted to $2 and $13 at September 30, 2007 and 2006, respectively. Borrowings under the IBM Credit financing arrangement amounted to $273 and $513 at September 30, 2007 and 2006, respectively, and are included in either accounts payable or accrued expenses and other liabilities.

On May 19, 2005, the Company entered into an arrangement, which was amended September 28, 2007, with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provides the Company with a credit line of up to $250. Payments for purchases under this credit line are due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bear interest at 1½% per month. The credit line is secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable. Advances under the credit line are subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. The Company had $97 and $103 outstanding with Ingram as of September 30, 2007 and 2006,

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

respectively, and the borrowings are included in either accounts payable or accrued expenses and other liabilities.

As disclosed in Note 14, the Company has entered into a purchase agreement (“Purchase Agreement”) with Corporate Technologies LLC (“Corporate Technologies”). In the event that the sale of the Company's operating assets and other transactions contemplated by the Purchase Agreement are consummated in December 2007 as anticipated, the Company will cease its current operations and seek to acquire a business that may be in an entirely different industry. In such event, management expects that the transactions will generate sufficient cash to repay all of the Company’s loans and all of the Company’s financial arrangements with Wells Fargo, IBM Credit and Ingram will be terminated upon completion of the proposed sale of the operating assets to Corporate Technologies.

Management cannot provide any assurances that the Company’s present financing arrangements with Wells Fargo, IBM Credit and Ingram Micro, the Company’s current cash position and the proceeds from the sale, if necessary or determined to be appropriate by management, of some or all of the remaining Applied Digital Solutions stock received as payment of the loan to Applied Digital, will be sufficient to fund the Company’s operations and capital expenditures through September 30, 2008 in the event that the transactions contemplated by the Purchase Agreement are not consummated.

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

On November 8, 2007, the Company notified Wells Fargo that the Company did not expect to be in compliance with the covenants for cumulative net income and minimum book net worth contained in the credit facility with Wells Fargo as of and for the fiscal year ended September 30, 2007. Wells Fargo agreed to waive the anticipated non-compliance and, on November 14, 2007, the Company and the Company's subsidiaries entered into a letter agreement with Wells Fargo. The Company did not incur any fees in connection with the waiver of the non-compliance.

As previously discussed, in connection with the Purchase Agreement, the Company plans to terminate the Company's current credit agreements upon the consummation of the transactions contemplated thereby. In the event that the transactions contemplated by the Purchase Agreement are not consummated for any reason and the Company’s agreement with Wells Fargo remains in place, the Company may have difficulty maintaining compliance with its financial covenants throughout the remainder of fiscal year 2008. If it appears likely that such non-compliance may occur, the Company will seek to obtain a waiver or amendment to such financial covenants. There can be no assurance, however, that the Company will be successful in negotiating such waiver or amendment or that such waiver or amendment would be granted on terms that are favorable to the Company. In the absence of a waiver or amendment to the financial covenants, such non-compliance would constitute an event of default under the credit agreement, and Wells Fargo would be entitled to accelerate the maturity of all amounts outstanding.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 7 – Income Taxes

Income tax benefit consists of the following:

	Years Ended September 30,
	2007	2006	2005

Current	$ —	$ —	$ (9)

Totals	$ —	$ —	$ (9)

The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2007	2006	2005
	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	2	2	3
Non-deductible goodwill write-off	—	15	23
Change in deferred tax valuation allowance	31	22	11
State income taxes, net of Federal benefits	(6)	(6)	(6)
Other	7	1	2

Totals	—	—	(1)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2007	2006
Deferred Tax Assets:
Asset reserves	$44	$68
Property and equipment	22	20
Stock options	11	19
Net operating loss carryforwards	2,799	2,576
Gross deferred tax assets	2,876	2,683
Valuation allowance	(2,876)	(2,683)
Net Deferred Tax Assets	$—	$—

At September 30, 2007, the Company has net operating loss carryforwards of approximately $6,803, which will expire in varying amounts through 2026. Utilization of the Company’s net operating losses may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.

A portion of the Company’s net operating loss carryforwards arose prior to a change of control during December 2000. As a result, these net operating loss carryforwards are subject to the annual limitations. Therefore, management believed the Company was not likely to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and,

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

accordingly, the Company recorded a valuation allowance of $574 in 2001, which did not change in 2002 and 2003. As of September 30, 2004, management believed the Company was not likely to realize a substantial portion of the tax benefits from its deferred tax assets in subsequent years. This was based primarily on the Company’s history of losses and the Company’s susceptibility to the volatile conditions that exist in the IT market, making the likelihood of the Company generating taxable income in future years uncertain. Accordingly, the Company’s management determined that it was appropriate to record a valuation allowance of $2,124, the full amount of its net deferred tax assets as of September 30, 2004 and as a result, the Company increased the valuation allowance by $976 in 2004. As of September 30, 2007 and 2006, management continued to believe the Company was not likely to realize a substantial portion of the tax benefits from any of its deferred tax assets and, accordingly, the Company increased the valuation allowance by $193 and $472 to $2,876 and $2,683 the full amount of its net deferred tax assets, as of September 30, 2007 and 2006, respectively.

Note 8 – Stock-Based Compensation and Warrants

Stock Option Plans

In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan will terminate in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. Options granted under the plan generally have a vesting period of four years. At September 30, 2007, 1,000 options remain available for issuance under the 1998 Plan.

In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the “2001 Plan”). Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”) or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. A total of 9,844 and 8,620 shares were subject to grants outstanding under the 2001 Plan at September 30, 2007 and 2006, respectively. The options outstanding as of September 30, 2007 were granted with various vesting schedules and as of September 30, 2007 all outstanding options were fully vested. The options are exercisable over a period ranging from eight to ten years from the date of grant.

On May 12, 2005, the Board of Directors approved a grant of a total of 200 stock options in varying amounts to each of the two Independent Directors of the Company at an exercise price of $.31 per share. The options became exercisable on May 12, 2006 and expire on May 12, 2012. On September 26, 2005, the Board of Directors approved a grant of a total of 300 stock options in varying amounts to each of the four Directors of the Company at an exercise price of $.41. The options became exercisable on September 26, 2006 and expire on September 26, 2013.

A summary of stock option activity related to the Company’s stock option plans is as follows:

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

	2007		2006		2005
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding on October 1	3,975	$ .38	4,105	$ .38	3,855	$ .39
Granted	—	—	—	—	300.41
Exercised	—	—	(50)	(.34)	—	—
Forfeited	—	—	(80)	(.57)	(50)	(.93)
Outstanding on September 30	3,975.38		3,975.38		4,105.38

Exercisable on September 30	3,975	$ .38	3,975	$ .38	4,105	$ .38

Employee Stock Purchase Plan

On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date, or on the exercise date, whichever is lower. There were no purchases under the 1999 Plan during 2007, 2006 and 2005.

Warrants

As of September 30, 2007, 2006 and 2005, the Company had 300 warrants outstanding at an exercise price of $0.58 per share. The warrants expire on December 31, 2010.

Note 9 – 401(k) Plan

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

During 2007, 2006 and 2005, there were no Company contributions to the Plan.

Note 10 – Concentration Of Credit Risk

Cash

The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. At September 30, 2007, amounts in excess of the Federally insured limit totaled approximately $234. The Company has not experienced any loss to date as a result of the practice.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Major Customers

Computer sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. For 2007, the two largest customers, Hackensack University Medical Center and GAF Material Corporation, accounted for 25% and 21% of the Company’s revenue, respectively. Additionally, as of September 30, 2007, Hackensack University Medical Center, US Bank Corp., and GAF Material Corporation comprised 39%, 11% and 10% of the Company’s accounts receivable, respectively. For 2006, the three largest customers comprised 49% of sales. The three customers with the largest accounts receivable balances comprised 46% of accounts receivable at September 30, 2006. For 2005, the three largest customers comprised 57% of sales.

Note 11 – Commitments And Contingencies

Operating Leases And Consulting Contract

The Company has operating leases on real property expiring through the year 2010. In addition to fixed rentals, the real property leases have escalation clauses that require the Company to pay a percentage of common area maintenance, real estate taxes and insurance.

Rent expense and other related charges totaled $211, $228 and $241 in 2007, 2006 and 2005, respectively.

The approximate minimum payments required under operating leases, that have initial or remaining terms in excess of one year at September 30, 2007, are:

Minimum
Year Ending	Rental
September 30,	Payments

2008	$ 168
2009	162
2010	162
2011	41

Totals	$ 533

Purchases

The Company purchases a majority of its products from a small number of suppliers. Approximately 70%, 70% and 71% of purchases were from the four largest vendors for 2007, 2006 and 2005, respectively.

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

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

payable by the Company under the settlement agreement less any remaining deductible under the policy that has not been satisfied through the payment of defense costs.

In prior periods, the Company accrued for anticipated legal and settlement costs, based on estimates, which were in excess of the final legal and settlement costs. Accordingly, the Company reversed the over-accrual in the quarter ended March 31, 2005, which resulted in a favorable adjustment to the statement of operations for 2005 of approximately $168.

The Company was not party to any legal proceedings or claims as of September 30, 2007. Accordingly, management does not anticipate any material adverse impact on the Company’s financial position, results of operations or cash flows as a result of legal proceedings or claims.

The Company is not subject to any environmental or governmental proceedings.

Note 12 – Related Party Transactions

The Parent Company incurs certain expenses on behalf of the Company. In 2007, 2006 and 2005, these costs included accounting fees, various business insurance coverages and miscellaneous business expenses. Additionally in 2007 and 2006 these costs included the salary, payroll taxes and benefits of personnel assigned to the Company in those years. The Company reimbursed $213, $287 and $110 of these costs to the Parent Company in 2007, 2006 and 2005, respectively.

In 2007 and 2006 the Company charged the Parent Company $24 and $4, respectively, for services rendered by its Chief Financial Officer at the Parent Company’s wholly owned subsidiary, Computer Equity, Inc

At September 30, 2007 and 2006, amounts due to the Parent Company were $105 and $113 respectively. These amounts arose out of inter-company expenses.

There were no borrowings from the Parent Company in 2007 or 2006.

On June 27, 2003, the Company loaned $1,000 to the Parent Company. Under the terms of the loan, interest, which accrued at an annual rate of 16%, was due and payable on a monthly basis beginning July 31, 2003. Interest income paid or accrued on the loan to the Parent Company amounted to $120, $162 and $162 in 2007, 2006 and 2005, respectively.

On May 15, 2007, the Company entered into a Satisfaction of Loan Agreement (“Agreement”) with Applied Digital with respect to the Commercial Loan Agreement. Under the Agreement, Applied Digital issued to the Company 833,333 shares (the “Shares”) of its common stock, having an aggregate fair value of approximately $1,000 as explained below. On June 11, 2007, the registration statement covering the Shares was declared effective by the Securities and Exchange Commission (“SEC”) (the “Effective Date”) and on June 22, 2007 the shares became freely tradeable. In accordance with the Agreement, once the registration statement covering the Shares was declared effective by the SEC and the Shares became freely tradeable by the Company, Applied Digital was in full satisfaction of all principal, interest and other amounts owed to the Company under the Loan Documents. Additionally, in accordance with the Agreement, on the Effective Date, the exact number of shares to be delivered to the Company was determined to be 703,730 which was calculated by dividing the outstanding principal amount of the note of $1,000 by the average daily closing prices for a share of Applied Digital’s common stock on each trading day occurring during the ten trading day period ending on and including the trading day immediately preceding the Effective Date of the Registration Statement of $1.421.

INFOTECH USA, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements (Continued)

Note 13 – Summarized Quarterly Data (Unaudited)

The following table sets forth the unaudited summarized operating data for each of the quarters in 2007 and 2006:

	First	Second	Third	Fourth		Full
	Quarter	Quarter	Quarter	Quarter		Year
2007
Total revenue	$4,305	$3,040	$2,819	$1,734		$11,898
Gross profit	1,039	600	496	340		2,475
Income (loss) from operations	61	(214)	(126)	(198)		(477)
Net income (loss)	36	(234)	(164)	(256)		(618)
Income (loss) per common share - basic and diluted	0.01	(0.05)	(0.03)	(0.05)		(0.12)

2006
Total revenue	$5,216	$3,918	$3,642	$3,234		$16,010
Gross profit	774	722	633	548		2,677
Loss from operations	(174)	(346)	(240)	(1,301)	(1)	(2,061)	(1)
Net loss	(188)	(366)	(267)	(1,321)	(1)	(2,142)	(1)
Net loss per common share - basic	(0.04)	(0.07)	(0.05)	(0.27)		(0.44)

(1) In the fourth quarter of 2006, the Company recorded impairment charges of $924 related to goodwill.

Net income (loss) per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net income (loss) per common share will not necessarily equal the total for the year.

Note 14 – Subsequent Event

On December 4, 2007, the Company entered into the Purchase Agreement with Minneapolis, MN based Corporate Technologies to sell substantially all of its operating assets to Corporate Technologies with certain exceptions as set forth in the Purchase Agreement, in exchange for up to $1,000. The Company will retain all net current assets. However, the Company will also be required to recognize certain compensation and other costs as a result of the sale. The transactions contemplated by the Purchase Agreement are likely to result in a material gain that management estimates will be between $500 to $700. Management anticipates that these transactions will be consummated in December 2007. Should the transactions contemplated by the Purchase Agreement be consummated as anticipated, the Company plans to pursue the acquisition of an attractive operating business that seeks to become publicly traded through a reverse merger. Such an acquisition could result in an entirely different business from the one in which the Company is currently engaged.

The transaction is subject to the approval of the majority of the stockholders of the Company and, accordingly, the Company filed a Definitive Proxy Statement on Schedule 14A with the SEC on December 4, 2007. The Special meeting of the shareholders of the Company is scheduled for December 27, 2008. The Company anticipates that the transaction will be approved as the Parent Company’s vote is sufficient to adopt the proposals and the Parent Company has indicated that it intends to vote for the ratification and adoption of the purchase agreement.

INFOTECH USA, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Deducted from Assets	Balance at Beginning of Period	Additions (Deductions)Charged to Costs and Expenses	Other (Additions) Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended September 30, 2005	$ 97	$ —	$ (6)	(a)	$ 103
Year ended September 30, 2006	103	25	13	(a)	115
Year ended September 30, 2007	115	(24)	13		78
Allowance for Inventory Obsolescence:
Year ended September 30, 2005	29	—	1		28
Year ended September 30, 2006	28	28	—		56
Year ended September 30, 2007	56	(20)	13		23
Deferred Tax Valuation Allowance:
Year ended September 30, 2005	2,124	—	(87)		2,211
Year ended September 30, 2006	2,211	—	(472)		2,683
Year ended September 30, 2007	2,683	—	(193)		2,876

(a)	Amounts written off, net of recoveries.

See Report of Independent Registered Public Accounting Firm.

S-1