Form 10-K/A
period 2007-09-30
IFTH ACQUISITION CORP
filed 2008-01-28
CIK 1037417

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

IFTH Acquisition Corp.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The number of shares outstanding of each class of our common equity as of January 25, 2008 is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01 per share	5,146,398

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

IFTH Acquisition Corp., formerly “InfoTech USA, Inc.” (“IFTH”, the “Company” or the “Registrant”) hereby amends its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2007 (the “Original 10-K”), to include the information required to be disclosed by Part III of Form 10-K. The Company previously indicated that such information would be provided in its proxy statement; however, the Company has determined that, due to the sale of substantially all its assets which closed as of December 31, 2007, it will postpone its regular meeting of the shareholders until the Company has identified a potential merger and/or acquisition target.

The information set forth in this Amendment No. 1 to the Original 10-K (this “Amendment”) replaces the information set forth in Part III of the Original 10-K in its entirety. No other Part, Item or section of the Original 10-K is being amended herby.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

Our certificate of incorporation provides that our Board of Directors shall be divided into three classes, which each class consisting, as nearly as possible, of one-third of the total number of directors constituting our entire board. Our bylaws provide that our Board of Directors shall consist of five members. Currently, our Board of Directors consists of five members with two members in two classes and one member in the other class. Directors for each class are elected at the annual meeting held in the year in which the term for their class expires. Mr. Silverman and Mr. McKeage are the members in the class whose term expires at the next annual meeting.

Other directors are not up for election at the next annual meeting and will continue in office for the remainder of terms or until their death, resignation or removal.

The following table sets forth certain biographical information with respect to Mr. Cobb and Messrs. Doherty, Patterson, Silverman and McKeage. Directors’ ages are as of January 25, 2008.

Jeffrey S. Cobb
Age:	46
Director since:	March 2004
Principal occupation/recent business experience:

Mr. Cobb is the Chief Operating Officer of IT – Resource Solutions, Inc. Prior to April 2004, Mr. Cobb was the Executive Vice President and Chief Operating Officer of SCB Computer Technology Inc. From 1998 to 2002, Mr. Cobb served as Executive Vice President and Chief Operating Officer of Professional Services of SCB Computer Technology Inc. Prior to that, Mr. Cobb worked at SCB Computer Technology Inc. as Executive Vice President of Operations from 1995 to 1998, as Senior Vice President of Operations and Administration from 1992 to 1995, and from 1989 to 1992 held other management positions at SCB Computer Technology Inc. Prior to 1989, Mr. Cobb held various sales and marketing positions at CYBEX and Eastern States Bankcard Association. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University.

Charles L. Doherty
Age:	73
Director since:	January 2001
Principal occupation/recent business experience:

Mr. Doherty works pro bono as a financial consultant to a variety of non-profit organizations. From 1988 to 1995, Mr. Doherty was Executive Vice President of Finance and Administration to Granada North America. Prior to that, Mr. Doherty served as a financial executive of entities subsequently acquired by Granada. Mr. Doherty earned his Bachelor of Science in Accounting and Masters of Business Administration in Finance degrees from Boston College.

Jonathan F. McKeage
Age:	55
Director since:	January 2006
Principal occupation/recent business experience:

Mr. McKeage was appointed our Chief Executive Officer, President and Director in January 2006. Following the sale of our operating assets, which became effective on December 31, 2007, Mr. McKeage remains President and Director of our successor entity, IFTH Acquisition Corp. Also at that time Mr. McKeage became Vice President of Corporate Development for Applied Digital Solutions, as well as of VeriChip Corporation, Applied’s majority-owned subsidiary. From 2004 until 2006, Mr. McKeage was Vice President of Business Development of our then parent company, Applied Digital Solutions, as well as of Digital Angel Corporation, then Applied Digital’s majority-owned subsidiary. Previously he was an Account Manager with the investor relations firm of Allen & Caron, Inc., of New York City, from 2002 to 2004. For the 18 years prior to that, Mr. McKeage held executive positions with various New York investment banking firms, including Managing Director of Dominick & Dominick LLC, from 1995 to 2002.

J. Robert Patterson
Age:	50
Director since:	April 2003
Principal occupation/recent business experience:

Mr. Patterson has been our Vice President, Chief Financial Officer and Treasurer since December 2000 and Secretary since January 2006. Since September of 2006 he has been assisting with oversight of the accounting and finance responsibilities for Computer Equity Corporation, a wholly owned subsidiary of Applied Digital Solutions. Prior to joining us, Mr. Patterson served as Vice President of Finance for the Network division of Applied Digital Solutions, Inc. Mr. Patterson has served as Controller of our subsidiary, InfoTech USA, Inc., since 1990. Mr. Patterson earned a Bachelor of Arts in Business Management degree from Western State College.

Scott R. Silverman
Age:	43
Director since:	January 2006
Principal occupation/recent business experience:

Scott R. Silvermanwas appointed our Chairman of the Board in January of 2006. He was chairman of the board of directors of Digital Angel Corporation, a formerly publicly-traded company and now wholly-owned subsidiary of Applied Digital Solutions, Inc., from February 2004 until January 2008 and was a director since July 2003. He has served as the chief executive officer of VeriChip Corporation, a subsidiary of Applied Digital, since December 5, 2006, as the chairman of VeriChip’s board of directors since March 2003, and as a member of VeriChip’s board of directors since February 2002. He also served as VeriChip’s chief executive officer from April 2003 to June 2004. He served as chairman of the board of directors of Applied Digital from March 2003 to July 3, 2007, as chief executive officer of Applied Digital from March 2003 to December 5, 2006, and as acting president of Applied Digital from April 2005 to December 5, 2006. From March 2002 to March 2003, he served as Applied Digital’s president and a member of its board of directors. From August 2001 to March 2002, he served as a special advisor to Applied Digital’s board of directors. From September 1999 to March 2002, Mr. Silverman operated his own private investment banking firm. From October 1996 to September 1999, he served in various capacities with Applied Digital, including positions related to business development, corporate development and legal affairs. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania.

Directorships

Mr. Silverman is the chairman of the board of directors of VeriChip Corporation and Mr. Cobb is a member of the board of directors of VeriChip Corporation. No other director holds directorships in any other company that has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or that is subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

Board Committees and Meetings

At least annually and generally at the time of discussing executive compensation, the non-management directors meet without the presence of management. The independent directors meet without the presence of management and any non-independent directors at least one time each year.

The Board of Directors has appointed an Executive Committee, an Audit Committee, a Nominating Committee and a Compensation Committee. Below is a table indicating the membership of each committee and how many times the Board of Directors and each such committee met and/or acted by written consent during fiscal year 2007. During fiscal year 2007, all directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees on which he serves.

	Board	Executive	Audit	Nominating	Compensation
Mr. Cobb	Member		Member	Member	Member
Mr. Doherty	Member	Chair	Chair		Member
Mr. McKeage	Member	Member		Chair
Mr. Patterson	Member
Mr. Silverman	Chair				Chair
Number of 2006 meetings	11	1	4	1	2

We do not require the directors to attend the annual meeting. All directors attended the 2007 annual meeting of stockholders.

Stockholders or other parties interested in communicating directly with an individual director or with the non-management directors as a group may do so by writing to the individual director or group, c/o Scott R. Silverman, 1690 Congress Ave., Suite 200, Delray Beach, Florida 33445. The Board of Directors has directed that Mr. Silverman forward stockholder communications to any other director to whom the communications are directed. In order to facilitate an efficient and reliable means for directors to receive all legitimate communications directed to them regarding our governance or operations, Mr. Silverman will use his discretion to refrain from forwarding the following: sales literature, defamatory material regarding us or our directors, incoherent or inflammatory correspondence, particularly when such correspondence is repetitive and was addressed previously in some manner, and other correspondence unrelated to the corporate governance and oversight responsibilities of the Board of Directors.

Executive Committee

The Executive Committee was established by the Board of Directors in January 2001. The Executive Committee possesses all of the powers of the Board of Directors except the power to approve amendments to our Certificate of Incorporation or bylaws, approve a merger or sale of all or substantially all of our assets, declare dividends, issue stock or elect directors or fill vacancies on the Board of Directors. The Executive Committee operates under a written charter, adopted by the entire Board of Directors. We have not posted the charter on our website; however, a copy of the charter is available upon written request and without charge by contacting J. Robert Patterson, Vice President, Chief Financial Officer and Treasurer, IFTH Acquisition, Corp., 7 Kingsbridge Road, Fairfield, New Jersey 07004.

Audit Committee

The Audit Committee’s primary responsibilities are to assist the Board of Directors in undertaking and fulfilling its oversight responsibilities with regard to: (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications and independence of the Company’s independent registered public accounting firm, and (iv) the performance of the Company’s independent registered public accounting firm. The Audit Committee operates under a written charter, adopted by the entire Board of Directors. The Board of Directors has determined that, in its judgment, the Audit Committee is composed solely of independent directors, as defined in the current Nasdaq listing requirements and Rule 10A-3 of the Securities Exchange Act of 1934. The Board of Directors has also determined that, in its judgment, Mr. Doherty qualifies as an “audit committee financial expert,” as defined by the Securities and Exchange Commission. The Audit Committee’s report is presented below.

Nominating Committee

The Nominating Committee was established by the Board of Directors in March 2003. Because of the size of our Board of Directors, we do not require that the Nominating Committee be comprised solely of independent directors, as defined in the current Nasdaq listing requirements. The function of the Nominating Committee is to assist the Board of Directors in (i) identifying and evaluating potential director nominees, (ii) selecting, or recommending that the Board of Directors select, the director nominees for the next annual meeting of stockholders and (iii) overseeing the size and composition of the Board of Directors and its committees. The Nominating

Committee relies primarily on the recommendations from management and members of the Board of Directors to identify director nominees. However, the Nominating Committee will consider suggestions from stockholders regarding possible director nominees. Such suggestions, together with appropriate biographical information, should be submitted in writing to our corporate secretary in the manner and within the timelines described under “Stockholder Proposals” following Item 14 below. A candidate should possess the highest personal and professional ethics, integrity and values, and should possess a variety of skills derived from quality business experience. The Nominating Committee operates under a written charter, adopted by the entire Board of Directors. We have not posted the charter on our website; however, a copy of the charter is available upon written request and without charge by contacting J. Robert Patterson, Vice President, Chief Financial Officer and Treasurer, IFTH Acquisition, Corp., 7 Kingsbridge Road, Fairfield, New Jersey 07004.

Compensation Committee

The function of the Compensation Committee is to make recommendations to the Board of Directors concerning salaries, incentive compensation and benefit plans for our executives and employees. The Compensation Committee operates under a written charter, adopted by the entire Board of Directors. We have not posted the charter on our website; however, a copy of the charter is available upon written request and without charge by contacting J. Robert Patterson, Vice President, Chief Financial Officer and Treasurer, IFTH Acquisition, Corp., 7 Kingsbridge Road, Fairfield, New Jersey 07004. The Compensation Committee’s report on executive compensation for fiscal year 2007 is presented under Item 11 below. With the exception of authorizing compensation plans for executive officers and senior level managers, and authorizing company matching under the 401(k) plan, the Board of Directors has authorized the Compensation Committee to delegate the approval of all employees’ salaries, incentive plans and benefit plans to the President and CEO.

Code of Ethics

All of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer, are required to abide by the Code of Conduct and Corporate Ethics General Policy Statement of Applied Digital Solutions. Accordingly, we do not maintain a separate code of ethics applicable solely to our employees. We believe that the Code of Conduct and Corporate Ethics General Policy Statement of Applied Digital Solutions substantially conforms with the code of ethics required by rules and regulations of the Securities and Exchange Commission.

In addition to the Corporate Ethics General Policy Statement of Applied Digital Solutions, in 2004, we adopted a separate code of ethics applicable solely to our principal executive officer, our principal financial officer and our principal accounting officer or persons performing similar functions. This code of ethics is incorporated herein by reference to our Form 10-K for the year ended September 30, 2006, filed with the SEC on December 22, 2006. Copies of these policy statements are also available upon written request and without charge by contacting J. Robert Patterson, Vice President, Chief Financial Officer and Treasurer, IFTH Acquisition, Corp., 7 Kingsbridge Road, Fairfield, New Jersey 07004.

Legal Proceedings and Indemnification

We are not party to any legal proceedings or claims at this time. Accordingly, we do not anticipate any material adverse impact on our financial position, results of operations or cash flows as a result of legal proceedings or claims.

We are not subject to any environmental or governmental proceedings.

Executive Officers

Biographical information with respect to those executive officers who also serve on the Board of Directors is included above. In addition, Mark R. Kosloski, 35, joined us in November 2004 as Vice President of Technologies and was named our Chief Technology Officer in January 2005. Prior to joining IFTH Acquisition, Corp., Mr. Kosloski served as a Business Development Manager for the New York/New Jersey region at GreenPages, Inc. from November 2003 to November 2004. Mr. Kosloski also held a senior position at Lucent Technologies, Inc., where he served as a Managing Consultant, leading their Microsoft Enterprise Accounts for Eastern and Central Regions from October 1999 to August 2002. Prior to 1999, Mr. Kosloski served in various leadership and technical positions for six years at International Network Services, Inc. Mr. Kosloski is a U.S. Navy veteran who served from 1989 to 1994 where he studied and worked in Advanced Electronics and Fire Control Systems. Mr. Kosloski resigned in March 2007.

Mr. Elias A. Risorto, 50, joined us in April 2006 as Executive Vice President of Sales. Prior to joining IFTH Acquisition, Corp., Mr. Risorto was a Corporate Account Manager with Egenera, Inc. an international utility computing company based in Marlboro, MA. Prior to joining Egenera in 2005, Mr. Risorto spent over nine years as a Corporate Account Manager with Hewlett-Packard Company. Before that, Mr. Risorto spent over six years with Information Products Inc., a predecessor entity of InfoTech USA, as Sales Manager. Mr. Risorto resigned in May 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of all such reports to us. We believe that, based upon a review of filings with the Securities and Exchange Commission, all such filings were made on a timely basis.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management is primarily responsible for the financial statements and the reporting process including the systems of internal controls, while our independent registered public accounting firm is responsible for performing an independent audit of our consolidated financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the United States.

In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. The Audit Committee discussed with our independent registered public accounting firm the overall scopes and plans for the audits. The Audit Committee met at least quarterly with our independent registered public accounting firm, with and without management present, and discussed the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting. Management represented to the Audit Committee that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Audit Committee has reviewed and discussed the consolidated financial statements with management and our independent registered public accounting firm, including their judgments as to the quality, not just the acceptability, of our accounting principles, the reasonableness of significant judgments and clarity of disclosures and such other matters as are required to be discussed with the Audit Committee under auditing standards generally accepted in the United States.

Our independent registered public accounting firm also provided to the Audit Committee the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent registered public accounting firm that firm’s independence, including those matters required to be discussed by Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90. The Audit Committee considered whether the provision by J. H. Cohn LLP of non-audit services, including tax services, was compatible with their independence.

In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors (and the Board of Directors has approved) that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for filing with the Securities and Exchange Commission. The Audit Committee also evaluated and recommended to the Board of Directors (and the Board of Directors has approved) the reappointment of our independent registered public accounting firm for fiscal 2008.

While the Audit Committee has the responsibilities and powers set forth in its charter, it is not the duty of the Audit Committee to plan or conduct audits or to determine that our financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States. This is the responsibility of management and our independent registered public accounting firm. It is also not the duty of the Audit Committee to conduct investigations or to assure compliance with laws and regulations or our business conduct policies.

The Audit Committee is pleased to submit this report to the stockholders with regard to the above matters.

Audit Committee

Charles L. Doherty, Chair

Jeffrey S. Cobb

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid or accrued by us during each of the three fiscal years ended September 30, 2007 to our chief executive officer and one other executive officer whose total cash compensation for such periods exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jonathan F. McKeage, Chief Executive Officer and President(1)	2007 2006 2005	$157,500 103,846 –	– – –	– $ 50,000(7) –	– – –	– – –	– – –	$ 9,000(2) 6,320(2) –	$166,500 160,166 –
J. Robert Patterson, Director, Vice President, CFO, Treasurer and Director	2007 2006 2005	150,000 132,500 120,250	– – –	– – –	– – –	– – –	– – –	9,000 9,000 9,000	159,000 141,500 129,250
Sebastian F. Perez, former acting President and CEO (3)	2007 2006 2005	– 48,385 138,750	– – –	– – –	– – –	– – –	– – –	– 42,780(4) 9,000	– 91,165 147,750
Mark R. Kosloski, Vice President of Technology(5)	2007 2006 2005	76,442 150,000 112,500	– 3,871 6,695	– – –	– – –	– – –	– – –	– – –	76,442 153,871 119,195
Elias A. Risorto, Executive Vice President of Sales(6)	2007 2006 2005	175,731 103,302 –	– – –	– – –	– – –	– – –	– – –	– – –	175,731 103,302 –

________________

(1)	Appointed President and CEO on January 20, 2006.
(2)	Consists of an automobile allowance paid to the executive officers in equal monthly amounts.
(3)	Appointed acting President and Chief Executive Officer on April 3, 2003; resigned January 20, 2006.
(4)	Consists of a $3,000 automobile allowance and severance payments of $39,780.
(5)	Mark R. Kosloski joined the Company in November 2004 and resigned from the Company in March of 2007.
(6)	Elias A. Risorto joined the company in April 2006 and resigned from the Company in May of 2007.
(7)	Includes 50,000 shares of restricted stock that vested on January 20, 2008.

GRANTS OF PLAN-BASED AWARDS

No plan-based awards were granted to our named executive officers during fiscal year 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the outstanding equity awards held by our named executive officers as of September 30, 2007.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Jonathan F. McKeage	–	–	–	–	–	50,000	$90,000(1)	–	–
J. Robert Patterson	100,000	–	–	$0.28	6/28/10	–	–	–	–
	100,000	–	–	$0.28	6/28/10	–	–	–	–
	50,000	–	–	$0.41	9/26/13	–	–	–	–

(1)  Based on the market price of the stock of $0.18 per share at September 30, 2007.

OPTIONS EXERCISED AND STOCK VESTED IN FISCAL YEAR 2007

The following table sets forth information concerning value realized by each of our named executive officers upon the vesting of stock awards during fiscal year 2007. None of our named executive officers exercised any stock options during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Jonathan F. McKeage	–	–	50,000	$10,000 (1)
J. Robert Patterson	–	–	–	–

(1)  Based on the market price of the stock of $0.20 per share on the date the stock vested, January 20, 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The amount of compensation payable to each named executive officer upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of September 30, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	Any non-equity incentive compensation.
•	All vested shares awarded under our Stock Incentive Plan.
•	Any vested company contributions contributed under our 401(k) plan.
•	Any unused vacation pay.

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified above, he is entitled to other amounts such as:

•	The executive officer will continue to vest in all outstanding options or other stock-based compensation award and retain such options for the remainder of the outstanding term.
•

While not defined, the Board of Directors or a committee thereof may grant the retiring named executive officer with other compensation that may vary depending upon position held, length of service and other factors.

Payments Made Upon Death or Disability

In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination” and “Payments Made Upon Retirement” above, the named executive officer will receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate.

Payments Made Upon a Change in Control

Change in Control of the Company

In the event of a change in control of the Company, the Board of Directors or a committee thereof may provide for accelerated vesting or termination of any outstanding stock options issued under the Incentive Stock Plan in exchange for a cash payment, or the issuance of substitute awards to substantially preserve the terms of any option awards previously granted under the Incentive Stock Plan. Additionally, the named executive officer would be entitled to the standard severance amount, as outlined in the Company’s employee handbook, of one week’s salary per full year of service. The Board of Directors or a committee thereof may grant the named executive officer with additional compensation that may vary depending upon position held, length of service and other factors.

Jonathan F. McKeage

The following table shows the potential payments upon termination or a change of control of the Company for Jonathan F. McKeage, our President and Chief Executive Officer.

Executive Payments and Benefits upon Separation	Voluntary Termination on 9/30/2007	Early Retirement on 9/30/2007	Normal Retirement on 9/30/2007	Involuntary Not For Cause Termination on 9/30/2007	For Cause Termination on 9/30/2007	Termination in Connection with a Change in Control on 9/30/2007	Disability on 9/30/2007	Death on 9/30/2007
Compensation:
Base Salary	—	—	—	$ 3,077	—	$ 3,077	—	—
Incentive Bonus Payment	—	—	—	—	—	—	—	—
Benefits:
Stock Awards	—	$ 9,000(1)	$ 9,000(1)	9,000(1)	—	9,000(1)	$ 9,000(1)	$ 9,000(1)
Retirement Plans	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	$ 12,000(2)	30,000(3)
Vacation	$ 6,154	6,154	6,154	6,154	$ 6,154	6,154	6,154	6,154

(1)  Based on the market price of the stock of $0.18 per share at September 30, 2007.

(2)  Represents the annual amount payable under the Company's long term disability insurance policy.

(3)  Represents the death benefit payable under the life insurance policies provided by the Company.

J. Robert Patterson

The following table shows the potential payments upon termination or a change of control of the Company for J. Robert Patterson, our Vice President, Chief Financial Officer, Treasurer and Secretary.

Executive Payments and Benefits upon Separation	Voluntary Termination on 9/30/2007	Early Retirement on 9/30/2007	Normal Retirement on 9/30/2007	Involuntary Not For Cause Termination on 9/30/2007	For Cause Termination on 9/30/2007	Termination in Connection with a Change in Control on 9/30/2007	Disability on 9/30/2007	Death on 9/30/2007
Compensation:
Base Salary	—	—	—	$ 46,153	—	$ 46,153	—	—
Incentive Bonus Payment	—	—	—	—	—	—	—	—
Benefits:
Stock Awards(4)	—	—	—	—	—	—	—	—
Retirement Plans	—	—	—	—	—	—	—	—
Health and Welfare Benefits	—	—	—	—	—	—	$ 12,000(2)	$ 50,000(3)
Vacation	$ 2,885	$ 2,885	$ 2,885	2,885	$ 2,885	2,885	2,885	2,885

(1)  Represents the value of the options were they to be exercised on September 30, 2007.

(2)  Represents the annual amount payable under the Company's long term disability insurance policy.

(3)  Represents the death benefit payable under the life insurance policy provided by the Company.

(4)  Value of outstanding exercisable options based on the closing price of $0.18 per share at September 30, 2007.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill level required by the Company with respect to members of the Board. Our independent directors receive an annual fee of $1,000, payable quarterly in advance. In addition, each independent director receives $200 for attendance in person at each Board meeting and $100 for participation in each telephonic board meeting held. Directors who are also our officers or officers of our affiliates, Applied Digital Solutions and VeriChip Corporation, currently receive no cash compensation for serving on the Board of Directors, other than reimbursement of reasonable expenses incurred in attending meetings.

Director Compensation for Fiscal Year 2007

The following table sets forth the compensation earned by our directors in respect of their services as such during fiscal year 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Scott R. Silverman	–	–	–	–	–	–	–
Jonathan F. McKeage	–	–	–	–	–	–	–
J. Robert Patterson	–	–	–	–	–	–	–
Charles L. Doherty	$ 2,700(1)	–	–	–	–	–
Jeffrey S. Cobb	2,800(1)	–	–	–	–	–

(1) Consists of annual fee of $1,000 plus fees for attendance at board meetings

COMPENSATION DISCUSSION AND ANALYSIS

The primary goals of the Compensation Committee of our board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the Compensation Committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic goals, such as the acquisition of an attractive operating business, as measured by metrics such as revenue and net market change. In the past, the Compensation Committee has evaluated individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the information technology industry while taking into account our relative performance and our own strategic goals. Currently, we have no ongoing operations and are seeking to acquire a business in an undetermined industry. In the future, the Compensation Committee plans to evaluate individual executive performance in accordance with comparable levels in the

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. It is our practice to conduct an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. In the past, we have benchmarked our executive compensation against the median updated compensation paid by other companies in the information technology industry generating less than $100 million in annual revenue.

Elements of Compensation

Our compensation program for executive officers generally consists of a fixed base salary, performance-related bonus awards and long-term incentive compensation in the form of stock-based compensation awards. All three components of the executive officers’ compensation plan are reviewed annually and incentives, based on the performance of the business, may be established at the beginning of each fiscal year. In addition, our executives are able to participate in various benefit plans generally available to our other full-time employees.

Executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For 2007, this review occurred in the first quarter.

Discretionary Annual Bonus. The Compensation Committee has the authority to award discretionary annual bonuses to our executive officers. The annual incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to financial factors such as raising capital, improving our results of operations and increasing the price per share of our capital stock.

Our discretionary annual bonus is paid in cash in an amount reviewed and approved by the Compensation Committee and ordinarily is paid in a single installment in the first quarter following the completion of a given fiscal year. Pursuant to either an employment agreement or offer letter, each officer is eligible for a discretionary annual bonus up to an amount equal to a specified percentage of such executive’s salary. However, the Compensation Committee may increase the discretionary annual bonus paid to our executive officers. The Compensation Committee has targeted discretionary bonus amounts to be paid in 2008 for performance in 2007 at an amount up to 25% of base salary for each of our executive officers. The actual amount of discretionary bonus will be determined during the first quarter of 2008 following a review of each executive’s individual performance and contribution to our strategic goals during 2007.

Long-Term Incentive Programs. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. Our Incentive Stock Plan has been established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines, and our stock compensation plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.

Our executive officers are also eligible to participate in our 1999 Employee Stock Purchase Plan, the purpose of which is to provide our employees with an opportunity to purchase common stock through accumulated payroll deductions, and give them a greater personal interest in our success. The 1999 Employee Stock Purchase Plan expires by its terms on December 17, 2008. No stock was purchased under this plan during the 2007 fiscal year.

Our executive officers may also participate in 2001 Flexible Stock Plan. As of September 30, 2007, 3,325,000 options were granted and remain outstanding under the 2001 Flexible Stock Plan. The 2001 Flexible Stock Plan initially had 2,500,000 shares of common stock reserved for issuance. This number is subject to an annual increase of 25% of the number of outstanding shares of common stock as of January 1 of each year, but may not exceed 10,000,000 in the aggregate. As of January 1, 2008, there were no shares of common stock are available for future issuance under the 2001 Flexible Stock Plan. These shares may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares, cash awards, or other stock based awards.

The purpose of the 2001 Flexible Stock Plan is to attract, retain, motivate and reward employees and other individuals and to encourage ownership by employees and other individuals of our common stock. The Board of Directors may terminate the 2001 Flexible Stock Plan at any time. There were no options granted under this plan during the 2007 fiscal year.

Equity Compensation. Our Incentive Stock Plan authorizes us to grant options to purchase shares of common stock and stock appreciation rights to our employees, directors and consultants. Our Compensation Committee is the administrator of the Incentive Stock Plan. The Incentive Stock Plan will terminate in February 2008; however, options granted under the plan will expire not more than 10 years from the date of grant.

Options. Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employee and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as Mr. McKeage, our President and Chief Executive Officer. In 2007, we did not award any stock options. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest 100% one year from the date of grant and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended.

Restricted Stock Grants. Our Compensation Committee has and may in the future elect to make grants of restricted stock to our executive officers. In January 2006, we granted 100,000 shares of restricted stock to Mr. McKeage, half of which vested January 20, 2007 and the other half of which vested January 20, 2008. Also in January 2006, we granted 100,000 shares of restricted stock to Scott Silverman, half of which vested January 20, 2007 and the other half of which vested January 20, 2008.

Other Compensation. Our executive officers are not parties to written employment agreements and are not expected to be parties to such employment agreements until such time as the Compensation Committee determines in its discretion that revisions to our practice of not extending employment agreements to our executive officers is advisable. We intend to continue to maintain our current benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently lower than median competitive levels for comparable companies. We currently have no plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits and perquisites provided thereunder. Our executive officers are also eligible to participate in our 401(k) plan, pursuant to which participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Our contributions are discretionary and we may make optional contributions for any plan year at our discretion. We made no discretionary contributions under the 401(k) plan during fiscal year 2007.

Individual Named Executive Officer Compensation

Fiscal Year 2007 Executive Compensation

Our President and Chief Executive Officer, Jonathan F. McKeage was paid a base annual salary of $157,500 in fiscal year 2007. Our Chief Financial Officer, J. Robert Patterson, was paid a base salary of $150,000 in fiscal year 2007.

Compensation Committee of the Board

The Compensation Committee’s primary responsibility is to review and approve the corporate goals and objectives relevant to the Chief Executive Officer and the other senior executive officers’ compensation plans. Additionally, the Committee is responsible for overseeing the Company employee benefit plans, incentive compensation plans, equity-based compensation plans and board compensation. The Committee is composed of three non-employee members of the Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based upon such review and discussions, the committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended September 30, 2007.

Compensation Committee

Scott Silverman, Chair

Charles L. Doherty

Jeffrey S. Cobb

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are identified with the summary of background and business experience of the directors above. No member of the Compensation Committee has served as our officer or employee or an officer or director of any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Equity Securities

The following table sets forth information regarding shares of our common stock beneficially owned by each director, by each named executive officer and by all directors and executive officers as a group as of January 25, 2008. Except as noted, all such persons possess sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Jeffrey S. Cobb	237,500	4.4%
Charles L. Doherty	452,500	8.1%
Jonathan F. McKeage	120,000	2.3%
J. Robert Patterson	250,000	4.6%
Scott R. Silverman	550,000	9.8%
All directors and named executive officers as a group (5 persons)	1,610,000	24.7%

(1)  This table includes the presently exercisable options and options which become exercisable on or before March 27, 2008 set forth following the respective names of each director and named executive officer: Jeffrey S. Cobb – 237,500; Charles L. Doherty – 437,500; J. Robert Patterson – 250,000; Scott R. Silverman – 450,000; and all directors and executive officers as a group – 1,375,000.

The following table sets forth information regarding shares of common stock of Applied Digital Solutions, Inc., our largest stockholder, beneficially owned by each director, by each named executive officer and by all directors and executive officers as a group as of January 25, 2008. Except as noted, all such persons possess sole voting and investment power with respect to the shares listed.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Jeffrey S. Cobb	–	–
Charles L. Doherty	–	–
Jonathan F. McKeage	100,700	*
J. Robert Patterson	1,936	*
Scott R. Silverman	6,161,126	5.3%
All directors and named executive officers as a group (5 persons)	6,263,762	5.4%

(1)   This table includes the presently exercisable options and options which become exercisable on or before March 27, 2008 set forth following the respective names of each director and named executive officer: Jeffrey S. Cobb – 0; Charles L. Doherty – 0; Jonathan F. McKeage – 100,000; J. Robert Patterson – 1,880; Scott R. Silverman – 4,648,500; and all directors and executive officers as a group – 4,750,380.

* Represents less than 1%.

Principal Stockholders

The following table sets forth information regarding persons known to us (other than the directors and named executive officers shown above) to beneficially own more than 5% of our common stock as of January 25, 2008:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Applied Digital Solutions, Inc. (1) 1690 South Congress Ave., Suite 200 Delray Beach, Florida 33445	2,570,000	49.9%
Dominick & Dominick LLC(2) 150 East 52nd Street New York, New York 10022	350,000	6.4%
Jerome C. Artigliere(3) 48 Stumpfield Road Kensington, NH 03833	500,000	8.9%
Michael Krawitz(4) 1690 South Congress Ave., Suite 200 Delray Beach, Florida 33445	450,000	8.0%
David A. Loppert(5) 107 Pembroke Drive Palm Beach Gardens, Florida 33418	300,000	5.3%
Kevin H. McLaughlin(6) 7986 Via Villagio Palm Beach Gardens, Florida 33412	425,000	7.6%

(1)   Based on Schedule 13D filed with the Securities and Exchange Commission on December 26, 2000. Applied Digital Solutions, Inc., a Missouri corporation, has sole voting and dispositive power as to 2,570,000 shares.

(2)   Represents 350,000 exercisable options granted on January 1, 2001 as compensation for services provided to us. Based on correspondence received from Dominic and Dominic, Roseann T. Cook, Chief Operating Officer of Dominic and Dominic, will possess sole voting and dispositive power as to the shares upon exercise of the options or warrants.

(3)   Represents 500,000 exercisable options granted on June 28, 2002. We believe Mr. Artigliere will possess sole voting and dispositive power as to the shares upon exercise of the options or warrants.

(4)   Based on Schedule 13G filed with the Securities and Exchange Commission on March 26, 2004. Mr. Krawitz has sole voting and dispositive power as to 450,000 shares.

(5)   Based on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission on April 1, 2003. Mr. Loppert has sole voting and dispositive power as to 300,000 shares.

(6)   Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 1, 2006. Mr. McLaughlin has sole voting and dispositive power as to 425,000 shares.

Change in Control

Although we are now aggressively looking to acquire an attractive operating business seeking to become publicly traded through reverse merger, at the time this Form 10-K/A was filed with the SEC, we knew of no arrangements that could result in a change of control of the company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance as of September 30, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options,	Weighted Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities
Plan Category	Warrants and Rights (a)	and Rights (b)	Reflected in Column (a) (c)

Equity compensation plans approved by security holders	3,325,000	$ 0.304	7,369,000

Equity compensation plans not approved by securities holders	1,050,000(1)	$ 0.699(2)	—

Total	4,375,000	0.392(2)	7,369,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On June 27, 2003, the we loaned $1,000,000 to Applied Digital Solutions (“Applied Digital”) our former majority shareholder. Under the terms of the loan, interest, which accrued at an annual rate of 16%, was due and payable on a monthly basis beginning July 31, 2003.

On May 15, 2007, we entered into a Satisfaction of Loan Agreement (“Agreement”) with Applied Digital with respect to the Commercial Loan Agreement. Under the Agreement, Applied Digital issued 833,333 shares (the “Shares”) of its common stock, par value $0.01 per share, to us having an aggregate fair value of approximately $1,000,000 as explained below. On June 11, 2007, the registration statement covering the Shares was declared effective by the SEC (the “Effective Date”) and on June 22, 2007 the shares became freely tradeable. In accordance with the Agreement, once the registration statement covering the Shares was declared effective by the Securities and Exchange Commission (“SEC”) and the Shares became freely tradeable by us, Applied Digital was in full satisfaction of all principal, interest and other amounts owed to us under the Loan Documents. Additionally, in accordance with the Agreement, on the Effective Date, the exact number of shares to be delivered to us was determined to be 703,730 which was calculated by dividing the outstanding principal amount of the note of $1,000,000 by the average daily closing prices for a share of Applied Digital’s common stock on each trading day occurring during the ten trading day period ending on and in including the trading day immediately preceding the Effective Date of the Registration Statement of $1.421.

On January 20, 2006, Mr. McKeage was appointed our Chief Executive Officer, President and Director. From 2004 until that time, Mr. McKeage was Vice President of Business Development of our parent company, Applied Digital, as well as of Digital Angel Corporation, Applied Digital’s majority-owned subsidiary. Following the sale of our operating assets, which became effective on December 31, 2007, Mr. McKeage remained President and Director and became Vice President of Corporate Development for Applied Digital, as well as of VeriChip Corporation, Applied’s majority-owned subsidiary.

We reimburse Applied Digital Solutions on a monthly basis for certain business expenses incurred on our behalf. In 2007, 2006 and 2005, these costs included accounting fees, various business insurance coverages and miscellaneous business expenses. Additionally in 2007 and 2006 these costs included the salary, payroll taxes and benefits of personnel assigned to us in those years. We reimbursed $213,000 $287,000 and $110,000 of these costs to Applied Digital in 2007, 2006 and 2005, respectively.

In 2007 and 2006 we charged Applied Digital $24,000 and $4,000 respectively, for services rendered by its Chief Financial Officer at Applied Digital’s wholly owned subsidiary, Computer Equity, Inc.

Following the sale of the Company's operating assets to Corporate Technologies, LLC on December 31, 2007, the Company's President and CEO, Mr. McKeage, was put on the payroll of VeriChip Corporation, a majority owned subsidiary of Applied Digital Solutions, Inc., our largest shareholder. Effective January 1, 2008, VeriChip will be reimbursed by the Company in the amount of $7,000 per month for Mr. McKeage's services related to finding a suitable acquisition target for the Company.

Director Independence

The Company periodically reviews the independence of each director and has determines that Mr. Cobb and Mr. Doherty are independent directors, as defined in the current NASDAQ listing standards. Mr. McKeage, who serves on the Company’s Nominating Committee, has been determined to not be independent under such standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table sets forth information regarding fees for services provided by J. H. Cohn LLP for the fiscal years ended September 30, 2006 and 2005.

Services	2007 Fees	2006 Fees
	(amounts in thousands)
Audit Fees (1)	$ 92	$ 91
Audit-Related Fees	2	2
Tax Fees (2)	14	15
All Other Fees	2	–
Total	$ 110	$ 108

(1)

Audit fees include the annual financial statement audit (including required quarterly reviews) and other procedures performed by our independent auditor to form an opinion on our consolidated financial statements.

(2)	Tax fees include tax planning and compliance services provided in relation to U.S. federal, state and local taxes.

For fiscal year 2007, our audit committee pre-approval policy required the Audit Committee to pre-approve all non-audit services. During 2007, all of the audit-related services, tax services and other services were pre-approved in accordance with this policy.

STOCKHOLDER PROPOSALS

According to our certificate of incorporation and bylaws, proposals of eligible stockholders intended to be presented at an annual meeting must be received by us no less than sixty days and no more than ninety days prior to the meeting. Since we have not yet determined the date for the next annual meeting, the date for receipt of such proposals for inclusion in our 2009 proxy statement are not known. Upon receipt of any such proposal, we will determine whether or not to include such proposal in the proxy statement and proxy in accordance with regulations governing the solicitation of proxies. A stockholder’s notice is required to set forth as to each matter the stockholder proposes to bring before the meeting various information regarding the proposal including (a) a brief description of the business desired to be brought before the meeting and reasons therefore, (b) the name and address of the stockholder proposing such business, (c) the number of shares of our common stock beneficially owned by such stockholder and (d) any material interest of such stockholder in such business. These requirements are separate from and in addition to the requirements of the Securities and Exchange Commission pertaining to stockholder proposals.

In order for a stockholder to nominate a candidate for director, under our certificate of incorporation and bylaws, timely notice of the nomination must be received by us in advance of the meeting. In order to be timely, we must receive such notice not less than sixty days and no more than ninety days prior to the meeting. However, if the date of the annual meeting is advanced by more than thirty days or delayed by more than sixty days from the anniversary of the preceding year’s annual meeting, you must given us notice by no earlier than ninety days and no later than sixty days prior to the meeting or the close of business on the 10th day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made. The stockholder filing the notice of nomination must describe various matters regarding the nominee, including such information as (a) the name, age, business and residence addresses, occupation and shares held of such person, (b) any other information relating to such nominee required to be disclosed in the proxy statement and (c) the name, address and shares held by the stockholder.

In each case, notice must be given to our corporate secretary, whose address is 7 Kingsbridge Road, Fairfield, New Jersey 07004. We will send a copy of our bylaws to any stockholder, without charge, upon written request.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this amended report:

Exhibit Number	Description
31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IFTH Acquisition Corp.

By:	/s/ J. Robert Patterson
J. Robert Patterson Vice President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

Date: January 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Siverman	Chairman of the Board of	January 28, 2008
(Scott R. Silverman)	Directors
/s/ Jonathan F. McKeage	Jonathan F. McKeage, President,	January 28, 2008
(Jonathan F. McKeage)	Chief Executive Officer and Director (Principal Executive Officer)

/s/ J. Robert Patterson	Vice President, Chief Financial	January 28, 2008
(J. Robert Patterson)	Officer, Treasurer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Charles L. Doherty	Director	January 28, 2008
(Charles L. Doherty)

/s/ Jeffrey S. Cobb	Director	January 28, 2008
(Jeffrey S. Cobb)