Form 10-Q
period 2007-12-31
IFTH ACQUISITION CORP
filed 2008-02-14
CIK 1037417

OMB APPROVAL
OMB Number : 3235-0070
Expires: February 29, 2008
Estimated average burden hours per response: 192.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _________

Commission File No.: 0-22693

IFTH Acquisition Corp. (f/k/a InfoTech USA, Inc.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                      ☒Yes  ☐No

As of February 9, 2008, 5,146,398 shares of our common stock were outstanding.

IFTH Acquisition Corp.

Part I	Financial Information
Item 1	Consolidated Condensed Financial Statements

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Balance Sheets

(in thousands, except par value)

	December 31, 2007		September 30, 2007
		(unaudited)	(note 1)
Assets
Current assets:
Cash and cash equivalents		$434	$405
Accounts receivable, net of allowance for doubtful accounts of $54 and $115		916	1,477
Inventories		44	106
Marketable equity securities, available for sale		191	418
Miscellaneous receivables		688	25
Other current assets		22	35
Total current assets		2,295	2,466

Equipment and improvements, net		−	89
Other assets		−	30
Total assets		$2,295	$2,585

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$	−	$2
Amounts due to Parent Company		102	105
Accounts payable		213	550
Accrued expenses and other liabilities		758	569
Total liabilities		1,073	1,226

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued		−	−
Common shares:
Authorized 80,000 shares, $.01 par value; 5,907 shares issued; 5,046 shares outstanding		59	59
Additional paid-in capital		6,867	6,854
Accumulated deficit		(4,331)	(4,408)
Accumulated other comprehensive loss		(455)	(228)
Treasury stock, 861 shares, carried at cost		(918)	(918)
Total stockholders’ equity		1,222	1,359
Total liabilities and stockholders’ equity		$2,295	$2,585

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended December 31,
	2007	2006
Continuing Operations:
General and administrative expense	$(205)	$(234)
Interest income	3	41
Loss from continuing operations	(202)	(193)

Discontinued Operations:
(Loss) income from discontinued operations	(261)	229
Gain on sale of discontinued operations	540	−
Income from discontinued operations	279	229
Net income	$77	$36

Continuing operations loss per common share – basic and diluted	$(0.04)	$(0.04)
Discontinued operations income per common share – basic and diluted	$0.06	$0.05
Net income per common share – basic and diluted	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	5,046	4,946
Diluted	5,046	4,973

Comprehensive (Loss) Income
Net income	$77	$36
Other comprehensive loss:
Unrealized loss on marketable securities available for sale	(227)	−
Comprehensive (loss) income	$(150)	$36

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Loss	Number	Amount	Equity
Balance, October 1, 2007	5,907	$ 59	$ 6,854	$ (4,408)	$ (228)	861	$ (918)	$ 1,359
Share-based compensation	–	–	13	–	–	–	–	13
Unrealized loss on marketable securities	–	–	–	–	(227)	–	–	(227)
Net income	–	–	–	77	–	–	–	77
Balance, December 31, 2007	5,907	$ 59	$ 6,867	$ (4,331)	$ (455)	861	$ (918)	$ 1,222

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended December 31,
	2007	2006
Cash flows from operating activities
Net income	$77	$36
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization in discontinued operations	5	7
Share-based compensation	13	13
Gain on sale of discontinued operations:	(540)	–
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	561	(1,120)
Decrease (increase) in inventories	62	(21)
(Increase) decrease in other current assets and miscellaneous receivables	(802)	60
Decrease in other assets	6	1
(Decrease) increase in accounts payable and accrued expenses and other liabilities	(148)	692
Net cash used in operating activities	(766)	(332)

Cash flows from investing activities
Proceeds from sale of discontinued operations	800	–
Net cash provided by investing activities	800	–

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(2)	52
Net (payments) borrowings on Parent Company	(3)	40
Net cash (used in) provided by financing activities	(5)	92

Net increase (decrease) in cash and cash equivalents	29	(240)

Cash and cash equivalents – beginning of period	405	372

Cash and cash equivalents – end of period	$434	$132

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of IFTH Acquisition Corp. (“IFTH”) and its wholly-owned subsidiaries (the “Company”) as of December 31, 2007, their results of operations for the three months ended December 31, 2007 and 2006, changes in stockholders’ equity for the three months ended December 31, 2007 and cash flows for the three months ended December 31, 2007 and 2006. Information included in the consolidated condensed balance sheet as of September 30, 2007 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

Effective December 31, 2007, as approved by the stockholders of IFTH at a special meeting held December 27, 2007, the Company closed the transactions contemplated by the Asset Purchase and Sale Agreement, dated November 13, 2007 between IFTH and Corporate Technologies LLC (“Corporate Technologies”), selling substantially all of the Company’s operating assets excluding accounts receivable and inventory (“Operating Assets”).

Under the terms of the Agreement, the company ceased their operations and, pursuant to an interim services agreement and an administrative services agreement entered into in connection with the Purchase Agreement, Corporate Technologies will assist the Company in the collection of the outstanding accounts receivable and in the sale of the remaining inventory. The Company will retain their cash at the time of the closing of the Purchase Agreement, the cash received from the collection of accounts receivable and the sale of inventory, and the proceeds from the sale and plans to utilize these funds to seek to acquire an operating business unrelated to the business sold to Corporate Technologies.

Pursuant to the Purchase Agreement, Corporate Technologies delivered $800,000 to IFTH in cash, less a $25,000 holdback that was pending receipt of certain tax clearance letters, which was received in January 2008 following receipt of such letters. Corporate Technologies also delivered $200,000 to Wells Fargo Bank, National Association, as escrow agent, to be held in escrow. The Purchase Agreement provides that this escrow amount shall be held in escrow for a period of three months following the closing pending the reduction in real property rental expenses. As the Company is able to reduce the monetary amounts of the operating lease commitments that were assumed by the buyer, incremental amounts of the $200,000 held in escrow are to be paid to the Company. At the end of the three-month escrow period, any amount of the $200,000 escrow amount not due to the Company for obtaining certain reductions in real property rental expenses shall be released to Corporate Technologies with interest thereon.

Since the completion of the sale, the Company has not engaged in any operations and the business has been dormant. Other than paying the Company’s outstanding liabilities, liquidating its remaining inventory and collecting the Company’s outstanding receivables, management’s primary purpose at this time is to locate and acquire an attractive operating business seeking to become publicly traded through a reverse merger.

Management believes that the Company is an attractive acquisition vehicle due to its status as a reporting public company and will continue to file all required reports with the SEC. The business transactions being pursued at this time are likely to result in a significant issuance of shares which may result in substantial dilution to the Company’s present stockholders.

The consolidated results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending September 30, 2008.

2.	Principles of Consolidation

The financial statements include the accounts of IFTH Acquisition Corp. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

IFTH Acquisition Corp. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(in thousands, except per share data)

(unaudited)

3.	Inventories

Inventories at December 31, 2007 and September 30, 2007 consist of:

	December 31, 2007	September 30, 2007
Finished goods	$ 99	$ 129
Allowance for excess and obsolescence	55	23
Totals	$ 44	$ 106
4.	Net Income (Loss) Per Common Share

As further explained in Note 1 to the Company’s audited financial statements included in the 10-K previously filed with the SEC, the Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.”

At December 31, 2007 and 2006, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	December 31,
	2007	2006
Employee stock options	3,975	3,975
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,275	4,275

The assumed exercise of the employee stock options and warrants outstanding at December 31, 2007, and the application of the treasury stock method, had no impact on the basic weighted average number of common shares outstanding and, accordingly, had no effect on net income per common share for the three months ended December 31, 2007. The application of the treasury stock method had no impact of the basic weighted average number of common shares outstanding because the average price of the Company's stock for the quarter ended December 31, 2007 did not exceed the strike price of any of the options outstanding. The assumed exercise of the employee stock options and warrants outstanding at December 31, 2006, and the application of the treasury stock method, increased the basic weighted average number of common shares outstanding from 4,946 to 4,973 for the computation of diluted net income per common share, but had no effect on net income per common share for the three months ended December 31, 2006.

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

The Company adopted SFAS 123(R) effective October 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. The Company elected the modified prospective application transition method which required that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). All outstanding stock options were fully vested as of October 1, 2005, the date of the adoption of SFAS 123(R), and the Company did not grant any stock options during either the three months ended December 31, 2007 or 2006. Accordingly, the Company did not recognize any compensation expense related to stock options in either period. However, in January 2006, the Company granted shares of restricted stock that vests over a two year period. The Company recorded $13 of compensation expense in connection with the restricted stock during the three months ended December 31, 2007 and 2006. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in Financial Accounting Standards Board Staff Position No. 123(R) – 3.

A summary of option activity under the plans as of December 31, 2007 and changes during the period is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding October 1, 2007	3,975	$ 0.38	3.4
Granted	−	−	−
Exercised	−	−	−
Forfeited or Expired	−	−	−
Outstanding at December 31, 2007	3,975	$ 0.38	3.2	−	*
Exercisable at December 31, 2007	3,975	$ 0.38	3.2	−	*

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of IFTH’s stock was $0.19 at December 31, 2007 based upon its closing price on the OTC.

During the three months ended December 31, 2007 and 2006, there were no options exercised. Accordingly, the aggregate intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $0.

As of December 31, 2007 and 2006, there was $0 and $50, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s plans. The total fair value of shares vested during the three months ended December 31, 2007 was $0.

During the three months ended December 31, 2007 and 2006, there were no options exercised. Accordingly, there was no cash received from option exercises under any share-based payment arrangements for the three months ended December 31, 2007 and 2006.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of restricted stock each. The restricted stock vested 50% on the first anniversary of the date of grant and the remaining 50% will vested on the second anniversary of the date of grant. The Company determined the value of the restricted stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock was amortized as compensation expense over the vesting period. Compensation expense of $13 was recorded in connection with the restricted stock in the three months ended December 31, 2007 and 2006.

6.	Related Party Transactions

On January 20, 2006, Mr. McKeage was appointed our Chief Executive Officer, President and Director. From 2004 until that time, Mr. McKeage was Vice President of Business Development of our then parent company, Applied Digital Solutions (“Applied Digital”), as well as of Digital Angel Corporation, Applied Digital’s majority-owned subsidiary. Following the sale of our Operating Assets, which became effective on December 31, 2007, Mr. McKeage remained President and Director and became Vice President of Corporate Development for Applied Digital, as well as of VeriChip Corporation, Applied’s majority-owned subsidiary. In conjunction with Mr. McKeage's change in responsibilities, he was taken off the Company's payroll and was put on the payroll of VeriChip Corporation. Effective January 1, 2008, VeriChip will be reimbursed by the Company in the amount of $7,000 per month for Mr. McKeage's services related to finding a suitable acquisition target for the Company.

In accordance with the restricted stock grants made to the Company's Chairman, Scott Silverman and the Company's President and CEO, Jonathan McKeage, on January 22, 2008, the Company issued each of them 50,000 shares of IFTH stock. As a result Applied Digital is no longer the Company's majority owner as the issuance of the stock diluted their ownership of IFTH from 50.9% to 49.9%.

7.	Financing Agreements

In accordance with the terms of the agreement between the Company and Corporate Technologies that was completed on December 31, 2007, the financing arrangements with Wells Fargo Business Credit (“Wells Fargo”), IBM Credit, LLC (“IBM”) and Ingram Micro, Inc. (“Ingram”) were all terminated and all outstanding balances were paid in full. Accordingly the Company had borrowings under the financing agreements with Wells Fargo, IBM and Ingram of $0 on December 31, 2007 and $2, $273 and $97, respectively, on September 30, 2007. The borrowings under the financing agreements with IBM and Ingram were included in either accounts payable or accrued expenses and other liabilities.

8.	Income Taxes

The Company did not accrue any income tax expense for the periods ended December 31, 2007 and 2006 because of the net operating loss carryforward amounts that were available to the Company.

Item 2               Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying consolidated condensed financial statements and related notes contained in Item 1 of this report as well as our Annual Report on Form 10-K for the year ended September 30, 2007. Certain statements made in this report may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Forward-Looking Statements and Associated Risk” later in this Item 2.

Business Description

We are a Delaware corporation incorporated in 1987. Since the sale of substantially all of our Operating Assets on December 31, 2007, as approved by the stockholders of IFTH at a special meeting held December 27, 2007, (described more fully below under Recent Developments) we have not engaged in any operations and the business has been dormant. Other than paying our outstanding liabilities, liquidating our remaining inventory and collecting our outstanding receivables, our primary purpose at this time is to locate and acquire an attractive operating business seeking to become publicly traded through a reverse merger.

Recent Developments

Sale of Assets to Corporate Technologies LLC

On December 31, 2007, as approved by the stockholders of IFTH at a special meeting held December 27, 2007, we closed the transactions contemplated by the Asset Purchase and Sale Agreement (“Purchase Agreement”), dated November 13, 2007 between IFTH and Corporate Technologies, selling substantially all of our Operating Assets.

Under the terms of the Agreement, we ceased our operations and, pursuant to an interim services agreement and an administrative services agreement entered into in connection with the Purchase Agreement, Corporate Technologies will assist us in the collection of our accounts receivable and in the sale of our remaining inventory. We will retain our cash at the time of the closing of the Purchase Agreement, the cash received from the collection of accounts receivable and the sale of inventory, and the proceeds from the sale and plan to utilize these funds to seek to acquire an operating business unrelated to the business sold to Corporate Technologies.

Pursuant to the Purchase Agreement, Corporate Technologies delivered $800,000 to IFTH in cash, less a $25,000 holdback that was pending receipt of certain tax clearance letters, which was received in January 2008 following receipt of such letters. Corporate Technologies also delivered $200,000 to Wells Fargo Bank, National Association, as escrow agent, to be held in escrow. The Purchase Agreement provides that this escrow amount shall be held in escrow for a period of three months following the closing pending the reduction in real property rental expenses. As we are able to reduce the monetary amounts of the operating lease commitments that were assumed by the buyer, incremental amounts of the $200,000 held in escrow are to be paid to us. At the end of the three-month escrow period, any amount of the $200,000 escrow amount not due to us for obtaining certain reductions in real property rental expenses shall be released to Corporate Technologies with interest thereon.

Company and Subsidiary Name Changes

In connection with the sale of our assets to Corporate Technologies, our stockholders also approved an amendment pursuant to which we changed our name to “IFTH Acquisition Corp.,” effective as of 11:59 pm on December 31, 2007. Additionally, pursuant to the Purchase Agreement, our wholly owned subsidiaries changed their names from InfoTech USA, Inc. to “IFTH NJ Sub, Inc.” and from Information Technology Services, Inc. to “IFTH NY Sub, Inc.”

Change in President’s Responsibilities

Following the sale of our Operating Assets on December 31, 2007, Mr. McKeage remained President, CEO and Director and became Vice President of Corporate Development for Applied Digital, as well as of VeriChip Corporation, Applied Digital’s majority-owned subsidiary. In connection with this change in responsibilities, Mr. McKeage, was put on the payroll of VeriChip Corporation. Effective January 1, 2008, VeriChip will be reimbursed by us in the amount of $7,000 per month for Mr. McKeage’s services related to finding a suitable acquisition target for us.

Applied Digital Solutions Ownership Change

In accordance with the restricted stock grants made to our Chairman, Scott Silverman and our President and CEO, Jonathan McKeage, on January 22, 2008, we issued each of them 50,000 shares of IFTH stock. As a result Applied Digital is no longer our majority owner as the issuance of the stock diluted their ownership of IFTH from 50.9% to 49.9%.

Forward-Looking Statements and Associated Risk

Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in the Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operations

As previously stated on December 31, 2007, we sold substantially all of our Operating Assets and ceased operations. Our current focus is to identify and acquire an attractive operating business seeking to become publicly traded through a reverse merger.

Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

(in thousands unless otherwise noted)

General and administrative expense from continuing operations for the quarter ended December 31, 2007 decreased $29 or 12.4% to $205 from $234 for the same quarter last year. The general and administrative expenses from continuing operations primarily consist of the salaries and related benefits for Mr. McKeage, president and Mr. Patterson, CFO, insurance expense, legal and professional fees and stock-based compensation expense. The decrease of $29 primarily consisted of a decrease in insurance expense and accounting fees.

Interest income from continuing operations for the quarter ended December 31, 2007 decreased $38, or 92.7% to $3 from $41 for the quarter ended December 31, 2006. The decrease was primarily due to the ceasing of interest income from ADS in June of 2007 when the loan was fully satisfied.

For the quarter ended December 31, 2007, we had a loss from discontinued operations of $261 compared to income from discontinued operations of $229 for the same quarter last year. Discontinued operations primarily consisted of all revenue, cost of sales, salaries, commissions, payroll taxes, benefits expense and rent associated with the operations that were sold to Corporate Technologies effective December 31, 2007. The loss from discontinued operations of $261 in the first quarter of 2008 compared to income from discontinued operations of $229 for the first quarter of 2007 was primarily due to a combination of much weaker operating results in the first quarter of 2008 compared to 2007 and an accrual of $(206) in the first quarter of 2008 for severance pay associated with the employees who were terminated from the company as a result of the transaction with Corporate Technologies. Most of the employees were rehired by Corporate Technologies.

The gain on sale of discontinued operations of $540 was a result of the sale of our Operating Assets to Corporate Technologies.

Income from discontinued operations was $279 and $229 for the quarter ended December 31, 2007 and 2006, respectively.

Our net income was $77 and $36 for the quarters ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Our current ratio was 2.1 at December 31, 2007 and 2.0 at September 30, 2007. Working capital at December 31, 2007 was $1,222, down from $1,240 at September 30, 2007, a decrease of $18.

Cash used in operating activities in the first three months of fiscal year 2008 and 2007 was $766 and $332, respectively. The cash used in operating activities in the first three months of 2008 was primarily due to an increase in miscellaneous receivables and a decrease in accounts payable which was largely offset by the decrease in accounts receivable. The increase in miscellaneous receivables was an amount due from Wells Fargo pending the receipt of the cancelled irrevocable letter of credit from IBM Credit LLC. The cash used in operating activities during the first three months of fiscal year 2007 was primarily a result of an increase in accounts receivable which was somewhat offset by an increase in accounts payable.

Cash provided by investing activities was $800 for the first three months of fiscal 2008, compared to cash used in investing activities of $0 for the first three months of fiscal year 2007. Cash provided by investing activities for the first three months of fiscal year 2008 was a result of the proceeds from the sale of assets.

Cash used in financing activities for the three months ended December 31, 2007 was $5 compared to cash provided by financing activities of $92 for the three months ended December 31, 2006. The cash used in financing activities in the first quarter of 2008 was a result of payments made on our credit lines with Wells Fargo and Applied Digital. The cash provided by financing activities in fiscal year 2007 was a result of borrowings on the Wells Fargo and Applied Digital lines of credit.

In accordance with the terms of the agreement between IFTH and Corporate Technologies that was completed on December 31, 2007, our financing arrangements with Wells Fargo Business Credit (“Wells Fargo”), IBM Credit, LLC (“IBM”) and Ingram Micro, Inc. (“Ingram”) were all terminated and all outstanding balances were paid in full. Accordingly, we had borrowings under the financing agreements with Wells Fargo, IBM and Ingram of $0 each on December 31, 2007 and $2, $273 and $97, respectively, on September 30, 2007. The borrowings under the financing agreements with IBM and Ingram were included in either accounts payable or accrued expenses and other liabilities.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and all changes required by an accounting pronouncement that does not include specific transition provisions. Previously, APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in the net income or loss of the period of change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application of the change in accounting principle to financial statements of prior periods’ unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have any material impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax returns. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles (GAAP). SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). In SFAS 141(R), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for annual periods beginning on or after December 15, 2008. We are currently evaluating whether the adoption of SFAS 141(R) will have a material impact on our financial statements.

No other recently issued accounting pronouncements that became effective during the three months ended December 31, 2007 or that will become effective in a subsequent period has had or is expected to have a material impact on the Company’s consolidated financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Our previous borrowings under the financing agreement with Wells Fargo were at Wells Fargo’s prime rate plus 3%. We do not have any investments in any instruments that are sensitive to changes in the general level of U.S. interest rates.

Because we currently have no borrowings, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required.

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

There was no change in our internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Ability to Identify and Consummate Transaction with Suitable Acquisition Target

While it is our primary purpose at this time to locate and acquire an attractive operating business seeking to become publicly traded through a reverse merger, there can be no assurances that such a transaction will be completed. This may result in the company being dormant for a sustained period and result in a material reduction in the net assets of the company as costs are incurred in an effort to pursue an acquisition.

Significant Minority Stockholder

Our largest stockholder, Applied Digital, owns approximately 49.9% of our outstanding shares. Additionally our President and CEO is now Vice President of Corporate Development for Applied Digital, as well as of VeriChip Corporation, Applied’s majority-owned subsidiary and is now on the payroll of VeriChip Corporation. As a result, Applied Digital is able to exercise significant influence over our company and be a significant factor in any proposal that is put to a vote of the shareholders which could affect major transactions we contemplate. This has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as acquiring an attractive operating business seeking to become publicly traded through a reverse merger.

Item 4	Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Shareholders on December 27, 2007. The proposals voted upon and the results of the voting were as follows:

1.     Proposal to approve the asset purchase agreement entered into on November 13, 2007 providing for the sale of substantially all of our assets:

Shares Voted in Favor	Shares Voted Against	Shares Withholding Vote	Shares Abstaining	Broker Non-Votes
2,736,557	10,043	–	2,299,798	–

2.     Proposal to approve an amendment to our Certificate of Incorporation to change our name to IFTH Acquisition Corp.:

Shares Voted in Favor	Shares Voted Against	Shares Withholding Vote	Shares Abstaining	Broker Non-Votes
2,736,552	10,048	–	2,299,798	–

Item 5	Other information

On December 31, 2007, as approved by the stockholders of IFTH at a special meeting held December 27, 2007, we closed the transactions contemplated by the Asset Purchase and Sale Agreement, dated November 13, 2007 between IFTH and Corporate Technologies, selling substantially all of our operating assets. The table set forth below presents pro-forma financial statements showing how the transaction might have affected historical financial statements had the transaction been consummated in prior periods.

The balance sheet section below presents our balance sheet as reported on September 30, 2007; the pro-forma adjustments directly attributable to the transaction had it occurred on September 30, 2007; and the resulting pro-forma balance sheet at September 30, 2007 based on the pro-forma adjustments.

Assets	Balance Sheet As Reported September 30, 2007	Pro-forma Adjustments	Notes	Pro-forma Balance Sheet as of September 30, 2007
Current Assets
Cash and cash equivalents	$405	$428	1	$833
Accounts receivable (net of allowance for doubtful accounts of $78)	1,477	—		1,477
Inventories	106	—		106
Marketable equity securities, available for sale	418	—		418
Other current assets	60	(25)	2	35
Total Current Assets	2,466	403		2,869

Equipment and improvements, net	89	(89)	3	—
Other assets	30	(24)	3	6
Total Assets	$2,585	$290		$2,875

Liabilities and Stockholders’ Equity
Current Liabilities
Line of credit - Wells Fargo	$2	$(2)	4	$—
Amounts due to Applied Digital	105	—		105
Accounts payable	550	(278)	4	272
Accrued expenses and other liabilities	569	(92)	4	610
		133	5
Total Liabilities	1,226	(239)		987

Stockholders’ Equity
Preferred shares:
Authorized 5,000 shares, no par value: none issued	—			—
Common shares:
Authorized 80,000 shares of $.01 par value; 5,907 shares issued; 5,046 shares outstanding	59			59
Additional paid-in capital	6,854			6,854
Accumulated deficit	(4,408)	529	6	(3,879)
Accumulated other comprehensive loss	(228)			(228)
Treasury stock (861 shares, carried at cost)	(918)			(918)
Total Stockholders’ Equity	1,359	529		1,888
Total Liabilities and Stockholders’ Equity	$2,585	$290		$2,875

Note 1: Proceeds from sale after payment of all outstanding balances on credit agreements.

Note 2: Write down of all unamortized prepaid finance fees related to Wells Fargo of $16 and unamortized software license fees sold to Corporate Technologies.

Note 3: Items sold in the transaction consummated with Corporate Technologies.

Note 4: Amounts paid at closing to Wells Fargo, IBM Credit and Ingram Micro to satisfy balances outstanding on credit agreements.

Note 5: Accruals for legal and investment banker fees of $105, Wells Fargo early termination fees of $20 and proxy costs of $8.

Note 6: Gain on sale of assets

The statement of operations section below presents our statement of operations for the year ended September 30, 2007 segmented into Continuing Operations and Discontinued Operations; the pro-forma adjustments that are both directly attributable to the transaction and expected to have a continuing impact on IFTH had the transaction occurred in the beginning of fiscal year 2007; and the resulting pro-forma statement of operations for the year ended September 30, 2007 based on the pro-forma adjustments.

Continuing Operations:	Statement of Operations As Reported September 30, 2007	Pro-forma Adjustments	Notes	Pro-forma Statement of Operations September 30, 2007
General and administrative (expense)	$—	$(543)	1	$(543)
Interest income	120	40	4	160
Loss from continuing operations	120	(503)		(383)

Discontinued Operations:
(Loss) income from discontinued operations	(509)	543	1	34
Gain on sale of assets	—	529	2	529
Interest expense	229	(229)	3	—
(Loss) income from discontinued operations	(738)	1,301		563
Net (loss) income	$(618)	$798		$180

Note 1: Reflects general and administrative expenses that the Company would continue to have incurred subsequent to the transaction. Those expenses primarily consist of: insurance expense, $152; one year of charges from Applied Digital for Mr. McKeage’s services related to finding acquisition target and consummating acquisition, $84; 3 months of salary and benefits for Mr. Patterson, CFO to liquidate remaining assets, $46; annual accounting fees, $88; stock-based compensation expense, $50; annual legal fees, $41; annual professional fees, $23; loss on sale of securities, $23 and Delaware franchise tax, $11.

Note 2: Represents gain on sale of assets had the transaction taken place in the beginning of fiscal year 2007.

Note 3: Adjustment for interest expense due to the termination of all credit agreements in accordance with the Asset Purchase Agreement.

Note 4: Adjustment for additional interest income that would have been received on proceeds from sale of assets and liquidation of other assets, primarily accounts receivable.

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

Date:   February 14, 2008

EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation dated April 21, 1997 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.2

Certificate of Amendment of Certificate of Incorporation dated March 22, 2002 (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.3

Certificate of Amendment of Certificate of Incorporation dated April 9, 2004 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)

3.4

Certificate of Amendment of Certificate of Incorporation dated December 31, 2007 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 3, 2008)

3.5	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003)
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
10.15

Second Amendment and Waiver, dated as of November 4, 2006, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 7, 2006)

10.16

Office Lease Agreement, dated as of April 15, 2006, by and between Faircorp Associates, L.L.C. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 19, 2006)

10.17

Letter Agreement, dated May 13, 2006, from Ingram Micro Inc. to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006)

10.18

Security Agreement, dated May 16, 2006, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006)

10.19

Guaranty, dated May 16, 2006, by and between InfoTech USA, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006)

10.20

Guaranty, dated May 16, 2006, by and between Information Technology Services, Inc. and Ingram Micro Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006)

10.21

Intercreditor and Subordination Agreement, dated May 16, 2006, by and between Ingram Micro Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on May 19, 2006)

10.22

Second Amendment to Loan Documents, dated June 28, 2006, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 28, 2006)

10.23*

Summary of the salaries for the Company’s named executive officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on October 4, 2006)

10.24	Summary of the directors’ compensation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on October 4, 2006)
10.25

Third Amendment and Waiver, dated as of January 24, 2007, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2007)

10.26

Fourth Amendment and Waiver, dated as of May 5, 2007, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2007)

10.27

Third Amendment to Loan Documents, dated June 23, 2007, by and between Applied Digital Solutions, Inc. and InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2007)

10.28

Fifth Amendment and Waiver, dated as of November 16, 2007, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 17, 2007)

10.29

Satisfaction of Loan Agreement, dated as of May 15, 2007, among Applied Digital Solutions, Inc. and InfoTech USA, Inc., the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2007)

10.30

Consent to Satisfaction of Loan to Applied Digital Solutions, Inc. dated May 11, 2007, between Wells Fargo Business Credit, InfoTech USA, Inc., InfoTech USA, Inc. and Information Technology Services, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 15, 2007)

10.31

Letter dated September 28, 2007, from Ingram Micro Inc. to InfoTech USA, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 4, 2007)

10.32

Asset Purchase and Sale Agreement, dated November 13, 2007, among InfoTech, InfoTech Sub, IT Sub and Corporate Technologies (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 15, 2007)

10.33

Letter Agreement dated as of November 14, 2007, among InfoTech USA, Inc., the registrant, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 19, 2007)

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