Form 10-Q
period 2008-06-30
IFTH ACQUISITION CORP
filed 2008-08-14
CIK 1037417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _________

Commission File No.: 0-22693

IFTH Acquisition Corp. (f/k/a InfoTech USA, Inc.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

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

Large Accelerated Filer	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☒Yes ☐No

As of August 9, 2008, 5,146,398 shares of our common stock were outstanding.

IFTH Acquisition Corp.

1

Part I	Financial Information

Item 1	Consolidated Condensed Financial Statements

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Balance Sheets

(in thousands, except par value)

	June 30, 2008	September 30, 2007
	(unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$1,124	$405
Accounts receivable, net of allowance for doubtful accounts of $53 and $115	3	1,477
Inventories	—	106
Marketable equity securities, available for sale	345	418
Miscellaneous receivables	—	25
Other current assets	6	35
Total current assets	1,478	2,466

Equipment and improvements, net	—	89
Other assets	—	30
Total assets	$1,478	$2,585

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit – Wells Fargo	$—	$2
Amounts due to stockholder	8	105
Accounts payable	—	550
Accrued expenses and other liabilities	166	569
Total liabilities	174	1,226

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 6,007 and 5,907 shares issued; 5,146 and 5,046 shares outstanding	60	59
Additional paid-in capital	7,081	6,854
Accumulated deficit	(4,619)	(4,408)
Accumulated other comprehensive loss	(300)	(228)
Treasury stock, 861 shares, carried at cost	(918)	(918)
Total stockholders’ equity	1,304	1,359
Total liabilities and stockholders’ equity	$1,478	$2,585

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended			For the nine months ended
	June 30,			June 30,
		2008	2007	2008	2007
Continuing Operations:
General and administrative expense		$(102)	$(243)	$(574)	$(707)
Interest income		3	36	10	117
Loss from continuing operations		(99)	(207)	(564)	(590)

Discontinued Operations:
(Loss) income from discontinued operations		−	43	(274)	228
Gain on sale of discontinued operations		−	−	627	−
Income from discontinued operations		−	43	353	228
Net loss		$(99)	$(164)	$(211)	$(362)

Continuing operations loss per common share		$(0.02)	$(0.04)	$(0.11)	$(0.12)
– basic and diluted
Discontinued operations income per common share	$	−	$0.01	$0.07	$0.05
– basic and diluted
Net loss per common share – basic and diluted		$(0.02)	$(0.03)	$(0.04)	$(0.07)

Weighted average number of common shares outstanding:
Basic and diluted		5,146	5,046	5,104	5,004

Comprehensive loss
Net loss		$(99)	$(164)	$(211)	$(362)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities available for sale		46	(29)	(72)	(29)
Comprehensive loss		$(53)	$(193)	$(283)	$(391)

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Number	Amount	Capital	Deficit	Loss	Number	Amount	Equity
Balance, October 1, 2007	5,907	$ 59	$ 6,854	$ (4,408)	$ (228)	861	$ (918)	$ 1,359
Share-based compensation	–	–	134	–	–	–	–	134
Unrealized loss on marketable securities	–	–	–	–	(72)	–	–	(72)
Contributed intercompany debt			94					94
Share issuance	100	1	(1)	–	–	–	–	–
Net loss	–	–	–	(211)	–	–	–	(211)
Balance, June 30, 2008	6,007	$ 60	$ 7,081	$ (4,619)	$ (300)	861	$ (918)	$ 1,304

See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended June 30,
	2008	2007
Cash flows from operating activities
Continuing operations
Net loss	$(564)	$(590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	134	38
Loss on sale of marketable securities		11
Changes in operating assets and liabilities
Decrease in accounts receivable	1,404	146
Decrease (increase) in inventories	106	67
Increase in other current assets and miscellaneous receivables	--	(208)
Decrease (increase) in other assets	6	--
Decrease in accounts payable and accrued expenses and other liabilities	(980)	(112)
Cash provided by (used in)continuing operations	106	(648)

Discontinuing operations
Net income	353	228
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Depreciation and amortization in discontinued operations	5	20
Gain on sale of discontinued operations	(627)	–
Cash (used in) provided by discontinued operations	(269)	248
Net cash used in operating activities	(163)	(400)

Cash flows from investing activities
Proceeds from sale of discontinued operations	887	–
Proceeds from sale of marketable securities	–	189
Capital expenditures	–	(1)
Net cash provided by investing activities	887	188

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(2)	(9)
Net proceeds from issuance of common stock		1
Net (payments) borrowings from stockholder	(3)	4
Net cash (used in) provided by financing activities	(5)	(4)

Net increase (decrease) in cash and cash equivalents	719	(216)

Cash and cash equivalents – beginning of period	405	372

Cash and cash equivalents – end of period	$1,124	$156

Non-cash financing activity:
Contributed intercompany debt	$94	$–

 See the accompanying notes to consolidated condensed financial statements.

IFTH Acquisition Corp. and Subsidiaries

Notes to Consolidated Condensed Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of IFTH Acquisition Corp. (“IFTH”) and its wholly-owned subsidiaries (collectively, the “Company”) as of June 30, 2008, their results of operations for the three and nine months ended June 30, 2008 and 2007, changes in stockholders’ equity for the nine months ended June 30, 2008 and cash flows for the nine months ended June 30, 2008 and 2007. Information included in the consolidated condensed balance sheet as of September 30, 2007 has been derived from the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these consolidated condensed financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements, notes to consolidated financial statements and the other information in the 10-K.

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

Pursuant to the Purchase Agreement, Corporate Technologies delivered $800 to IFTH in cash, less a $25 holdback that was pending receipt of certain tax clearance letters, which was received in January 2008 following receipt of such letters. Corporate Technologies also delivered $200 to Wells Fargo Bank, National Association, as escrow agent, to be held in escrow. The Purchase Agreement provided for the escrow amount to be held in escrow for a period of three months following the closing pending the reduction in real property rental expenses. As we were able to reduce the monetary amounts of the operating lease commitments that were assumed by the buyer, incremental amounts of the $200 held in escrow were to be paid to us. As of June 30, 2008, $67 was paid as full settlement of the escrow.

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

In connection with the sale of our assets to Corporate Technologies, our stockholders also approved an amendment pursuant to which we changed our name to “IFTH Acquisition Corp.,” effective as of 11:59 pm on December 31, 2007. Additionally, pursuant to the Purchase Agreement, our wholly-owned subsidiaries changed their names from InfoTech USA, Inc. to “IFTH NJ Sub, Inc.” and from Information Technology Services, Inc. to “IFTH NY Sub, Inc.”

Following the sale of our Operating Assets on December 31, 2007, Mr. Jonathan McKeage remained President, CEO and Director and became Vice President of Corporate Development for Applied Digital Solutions, Inc. (“Applied Digital”), as well as of VeriChip Corporation (“VeriChip”), Applied Digital’s minority-owned subsidiary. In connection with this change in responsibilities, Mr. McKeage was put on the payroll of VeriChip. Beginning January 1, 2008, VeriChip was reimbursed by us in the amount of $7,000 per month for Mr. McKeage’s services related to finding a suitable acquisition target for us, which payments ceased upon Mr. McKeage’s resignation on July 2, 2008.

On March 21, 2008, our Vice President, Chief Financial Officer, Secretary, and Treasurer, J. Robert Patterson resigned and on July 2, 2008 our President, Chief Executive Officer and Director, Mr. McKeage resigned. Three of our directors, Mr. Patterson, Charles L. Doherty and Jeffrey S. Cobb, resigned on July 22, 2008 and on July 23, 2008 Michael E. Krawitz and Kay E. Langsford were appointed as directors. On March 11, 2008, Michael J. Feder was appointed as our Acting Chief Financial Officer.

On August 1, 2008, Digital Angel Corporation (formerly Applied Digital) sold 2,570,000 shares of our common stock to Blue Moon Energy Partners LLC. The shares represent 49.9% of our outstanding common stock and the entire interest of Digital Angel Corporation.

The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or for the full year ending September 30, 2008.

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

At June 30, 2008 and 2007, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	June 30,
	2008	2007
Employee stock options	3,975	3,975
Warrants (exercisable at $.5775 per share)	300	300
Totals	4,275	4,275

The assumed exercise of the employee stock options and warrants outstanding at June 30, 2008 and 2007, and the application of the treasury stock method, had no impact on the basic weighted average number of common shares outstanding and, accordingly, had no effect on net loss per common share for each of the three months ended June 30, 2008 and 2007. The application of the treasury stock method had no impact of the basic weighted average number of common shares outstanding because the average price of the Company’s stock for the three months ended June 30, 2008 and 2007 did not exceed the strike price of any of the options outstanding. The assumed exercise of the employee stock options and warrants outstanding had no effect on net loss per common share for each of the three and nine months ended June 30, 2008 and 2007. Additionally, any effect of the above conversions would have been anti-dilutive due to the effects on the net loss.

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

The Company adopted SFAS 123(R) effective October 1, 2005 and selected the Black-Scholes method of valuation for share-based compensation. The Company elected the modified prospective application transition method which required that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). All outstanding stock options were fully vested as of October 1, 2005, the date of the adoption of SFAS 123(R), and the Company did not grant any stock options during either the three and nine months ended June 30, 2008 or 2007. Accordingly, the Company did not recognize any compensation expense related to stock options in either period.

In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of restricted stock each. The restricted stock vested 50% on the first anniversary of the date of grant and the remaining 50% vested on the second anniversary of the date of grant. The Company determined the value of the restricted stock to be $100 based on the closing price of its stock on the date of grant. The value of the restricted stock was amortized as compensation expense over the vesting period. Compensation expense of $0 and $13 was recorded in connection with the restricted stock in the three and nine months ended in June 30, 2008, respectively, and $12 and $38 was recorded in the three and nine months ended June 30, 2007, respectively. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in Financial Accounting Standards Board Staff Position No. 123(R) – 3.

In March 2008, the Company memorialized the extension of the exercise date of the 925 stock options held by its members of the board. During the three and nine months ended June 30, 2008, compensation expense of $0 and $121, respectively, was recorded in connection with the options.

A summary of option activity under the plans as of June 30, 2008 and changes during the period is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding October 1, 2007	3,975	$ 0.38	3.4
Granted	−	−	−
Exercised	−	−	−
Forfeited or Expired	−	−	−
Outstanding at June 30, 2008	3,975	$ 0.38	2.7	$ 45
Exercisable at June 30, 2008	3,975	$ 0.38	2.7	$ 45

* The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of IFTH’s stock was $0.30 at June 30, 2008 based upon its closing price on the OTC.

During the nine months ended June 30, 2008 and 2007, there were no options exercised. Accordingly, there was no aggregate intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007.

As of June 30, 2008 and 2007, there was $0 and $38, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the

Company’s plans. The total fair value of shares vested during the nine months ended June 30, 2008 was $13.

During the nine months ended June 30, 2008 and 2007, there were no options exercised. Accordingly, there was no cash received from option exercises under any share-based payment arrangements for each of the three and nine months ended June 30, 2008 and 2007.

5.	Related Party Transactions

On January 20, 2006, Mr. McKeage was appointed our Chief Executive Officer, President and Director. From 2004 until that time, Mr. McKeage was Vice President of Business Development of our then parent company, Applied Digital, as well as of Digital Angel Corporation, Applied Digital’s then majority-owned subsidiary. Following the sale of our Operating Assets, which became effective on December 31, 2007, Mr. McKeage remained President and Director and became Vice President of Corporate Development for Applied Digital, as well as of VeriChip, Applied Digital’s minority-owned subsidiary. In conjunction with Mr. McKeage’s change in responsibilities, he was taken off the Company’s payroll and was put on the payroll of VeriChip. Beginning January 1, 2008, VeriChip was reimbursed by the Company in the amount of $7,000 per month for Mr. McKeage’s services related to finding a suitable acquisition target for the Company, which payments ceased upon Mr. McKeage’s resignation on July 2, 2008.

6.	Financing Agreements

In accordance with the terms of the agreement between the Company and Corporate Technologies that was completed on December 31, 2007, the financing arrangements with Wells Fargo Business Credit (“Wells Fargo”), IBM Credit, LLC (“IBM”) and Ingram Micro, Inc. (“Ingram”) were all terminated and all outstanding balances were paid in full. Accordingly, the Company had borrowings under the financing agreements with Wells Fargo, IBM and Ingram of $0 on June 30, 2008 and $2, $273 and $97, respectively, on September 30, 2007. The borrowings under the financing agreements with IBM and Ingram were included in either accounts payable or accrued expenses and other liabilities.

7.	Subsequent Events

On July 2, 2008, Jonathan McKeage resigned from his position as President, Chief Executive Officer and a Director of the Company. Three of our directors, J. Robert Patterson, Charles L. Doherty and Jeffrey S. Cobb resigned on July 22, 2008 and the Company appointed Michael E. Krawitz and Kay E. Langsford to the board of directors on July 23, 2008.

On August 1, 2008, Digital Angel Corporation sold 2,570,000 shares of our common stock to Blue Moon Energy Partners LLC. The shares represent 49.9% of our outstanding common stock and the entire interest of Digital Angel Corporation.

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

On March 21, 2008, our Vice President, Chief Financial Officer, Secretary, and Treasurer, J. Robert Patterson resigned and on July 2, 2008 our President, Chief Executive Officer and Director, Mr. McKeage resigned. Three of our directors, Mr. Patterson, Charles L. Doherty and Jeffrey S. Cobb, resigned on July 22, 2008 and on July 23, 2008 Michael E. Krawitz and Kay E. Langsford were appointed as directors. On March 11, 2008, Michael J. Feder was appointed our Acting Chief Financial Officer.

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

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

(in thousands unless otherwise noted)

General and administrative expense from continuing operations for the quarter ended June 30, 2008 decreased $141 or 58.0% to $102 from $243 for the same quarter last year. The general and administrative expenses from continuing operations primarily consist of the salaries and related benefits for Mr. McKeage, our chief executive officer and President, insurance expense, legal and professional fees. The decrease of $141 was primarily a result of the sale of our operating assets and ceasing operation.

Interest income from continuing operations for the quarter ended June 30, 2008 decreased $33, or 91.7% to $3 from $36 for the quarter ended June 30, 2007. The decrease was primarily due to the ceasing of interest income from Applied Digital in June 2007, when the loan to Applied Digital was fully satisfied.

For the quarter ended June 30, 2008, we had a loss from discontinued operations of nil compared to income from discontinued operations of $43 for the same quarter last year. Discontinued operations primarily consisted of all revenue, cost of sales, salaries, commissions, payroll taxes, benefits expense and rent associated with the operations that were sold to Corporate Technologies effective December 31, 2007. The loss from discontinued operations of nil in the third quarter of 2008 compared to income from discontinued operations of $43 for the third quarter of 2007 was primarily due to the transaction with Corporate Technologies.

Our net loss was $(99) and $(164) for the three months ended June 30, 2008 and 2007, respectively.

Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007

(in thousands unless otherwise noted)

General and administrative expense from continuing operations for the nine months ended June 30, 2008 decreased $133 or 18.8% to $574 from $707 for the same period last year. The general and administrative expenses from continuing operations primarily consist of the salaries and related benefits for Mr. McKeage and Mr. Patterson, stock-based compensation expense, insurance expense, legal and professional fees. The decrease of $133 was primarily a result of the sale of our operating assets and ceasing operation.

Interest income from continuing operations for the nine months ended June 30, 2008 decreased $107, or 91.5% to $10 from $117 for the nine months ended June 30, 2007. The decrease was primarily due to the ceasing of interest income from Applied Digital in June 2007 when the loan was fully satisfied.

For the nine months ended June 30, 2008, we had a loss from discontinued operations of $274 compared to income from discontinued operations of $228 for the same period last year. Discontinued operations primarily consisted of all revenue, cost of sales, salaries, commissions, payroll taxes, benefits expense and rent associated with the operations that were sold to Corporate Technologies effective December 31, 2007. The loss from discontinued operations of $274 in the first nine months of 2008 compared to income from discontinued operations of $228 for the first nine months of 2007 was primarily due to a combination of much weaker operating results in the first quarter of fiscal 2008 compared to 2007 and as a result of the transaction with Corporate Technologies.

The gain on sale of discontinued operations of $627 was a result of the sale of our Operating Assets to Corporate Technologies.

Income from discontinued operations was $353 and $228 for the nine months ended June 30, 2008 and 2007, respectively.

Our net loss was $(211) and $(362) for the nine months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our current ratio was 8.5 at June 30, 2008 and 2.0 at September 30, 2007. Working capital at June 30, 2008 was $1,304, up from $1,240 at September 30, 2007, an increase of $64.

Cash used in operating activities in the first nine months of fiscal year 2008 and 2007 was $163 and $400, respectively. The cash used in operating activities in the first nine months of 2008 was primarily due to a decrease in accounts payable which was largely offset by the decrease in accounts receivable. The cash used in operating activities during the first nine months of fiscal year 2007 was primarily a result of a decrease in accounts payable and increase in miscellaneous receivables, offset by a decrease in accounts receivable.

Cash provided by investing activities was $887 for the first nine months of fiscal 2008, compared to $188 for the first nine months of fiscal year 2007. Cash provided by investing activities for the first nine months of fiscal year 2008 was a result of the proceeds from the sale of assets.

Cash used in financing activities for the nine months ended June 30, 2008 was $5 compared to $4 for the nine months ended June 30, 2007. The cash used in financing activities in the nine months of 2008 was a result of payments made on our credit lines with Wells Fargo and Applied Digital. The cash provided by financing activities in fiscal year 2007 was a result of borrowings on the Wells Fargo and Applied Digital lines of credit.

In accordance with the terms of the agreement between us and Corporate Technologies that was completed on December 31, 2007, our financing arrangements with Wells Fargo Business Credit (“Wells Fargo”), IBM Credit, LLC (“IBM”) and Ingram Micro, Inc. (“Ingram”) were all terminated and all outstanding balances were paid in full. Accordingly, we had borrowings under the financing agreements with Wells Fargo, IBM and Ingram of $0 each on June 30, 2008 and $2, $273 and $97, respectively, on September 30, 2007. The borrowings under the financing agreements with IBM and Ingram were included in either accounts payable or accrued expenses and other liabilities.

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

In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is the Company’s first quarter of fiscal year 2009. We do not expect the adoption of FSP SFAS 157-1 to have a material impact to our consolidated results of operations and financial position.

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

There was no change in our internal control over financial reporting during the nine months ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

Significant Minority Stockholder

Our largest stockholder, Blue Moon Energy Partners LLC (“Blue Moon”), owns approximately 49.9% of our outstanding shares. Additionally, our Chairman of the Board, Scott Silverman owns 50% of Blue Moon, indirectly. As a result, Blue Moon is able to exercise significant influence over the Company and be a significant factor in any proposal that is put to a vote of the shareholders which could affect major transactions we contemplate. This has the potential to delay, prevent, change or initiate a change in control, acquisition, merger or other transaction, such as acquiring an attractive operating business seeking to become publicly traded through a reverse merger.

Item 6	Exhibits

See list of exhibits attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IFTH Acquisition Corp.

By:	/s/ Michael J. Feder
Michael J. Feder Acting Chief Financial Officer

Date:	August 14, 2008

EXHIBITS

Exhibit Number	Description
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