Form 10-K
period 2008-09-30
IFTH ACQUISITION CORP
filed 2008-12-24
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission file number: 0-22693
IFTH Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	11-2889809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445
(Address of principal executive offices, including zip code)
(561) 805-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of our common stock held by non-affiliates computed by reference to the closing price of our common stock on March 31, 2008 was $515,108. For purposes of this calculation only, directors, executive officers and the principal controlling stockholder of the registrant are deemed to be affiliates.
The number of shares outstanding of each class of our common equity as of December 18, 2008, is as follows:

Class of Common Equity	Number of Shares
Common Stock, par value $.01 per share	8,146,398

Item	Description	Page

PART I

	Special Note Regarding Forward-Looking Statements	1

1.	Business	3

1A.	Risk Factors	5

1B.	Unresolved Staff Comments	8

2.	Properties	8

3.	Legal Proceedings	9

4.	Submission of Matters to a Vote of Security Holders	9

PART II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9

6.	Selected Financial Data	9

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

7A.	Quantitative and Qualitative Disclosures About Market Risk	13

8.	Financial Statements and Supplementary Data	13

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13

9A(T).	Controls and Procedures	13

9B.	Other Information	14

PART III

10.	Directors, Executive Officers and Corporate Governance	15

11.	Executive Compensation	17

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24

13.	Certain Relationships and Related Transactions and Director Independence	26

14.	Principal Accounting Fees and Services	28

PART IV

15.	Exhibits, Financial Statement Schedules	29

	Signatures	30

Exhibit 3.1
Exhibit 10.2
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.16
Exhibit 10.17
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, and our plan to change our name. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:
•	our ability to successfully implement our business strategy;
•	our expectation that we will incur losses, on a consolidated basis, for the near future;
•	our ability to fund our operations;
•	our ability to attract and retain key management and other personnel;
•	our ability to protect the confidentiality of our proprietary information and know-how;
•	our ability to replace subscribers we lose in the ordinary course of business;
•	our ability to maintain our indirect relationship with the three credit reporting repositories, which we have access to through the three credit reporting and monitoring resellers that purchase such services wholesale from the three repositories, as well as other key providers;
•	our ability to compete successfully with our competitors;
•	our ability to protect and maintain our computer and telephone infrastructure;
•	our ability to maintain the security of our data;

•	changes in federal, state and foreign laws and regulations;
•	because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected;
•	directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in your best interests or in the best interests of our stockholders; and
•	compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.
You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
IFTH Acquisition Corp. (“IFTH,” the “Company,” “we,” “us” or “our”) is Delaware corporation incorporated in September 1987. Prior to December 31, 2007, we were a full service provider of Information Technology (IT) solutions. We delivered complete lifecycle IT solutions for our customers. Effective December 31, 2007, as approved by our stockholders at a special meeting held December 27, 2007, we closed the transactions contemplated by the Asset Purchase and Sale Agreement, dated November 13, 2007 (the “Sale Agreement”), between us and Corporate Technologies LLC (“Corporate Technologies”) pursuant to which we sold all of our operating assets (the business known as InfoTech USA, Inc. or Infotech).
Under the terms of the Sale Agreement, we ceased our operations and, pursuant to an interim services agreement and an administrative services agreement entered into in connection with the Sale Agreement, Corporate Technologies agreed to assist us in the collection of the outstanding accounts receivable and in the sale of the remaining inventory. We retained their cash at the time of the closing of the Sale Agreement, the cash received from the collection of accounts receivable and the sale of inventory, and the proceeds from the sale and planned to utilize these funds to seek to acquire an operating business unrelated to the business sold to Corporate Technologies.
In connection with the sale of our assets to Corporate Technologies, our stockholders also approved an amendment pursuant to which we changed our name from InfoTech USA, Inc. to IFTH Acquisition Corp., on December 31, 2007. Additionally, pursuant to the Sale Agreement, our wholly-owned subsidiaries changed their names from InfoTech USA, Inc. to IFTH NJ Sub, Inc. and from Information Technology Services, Inc. to IFTH NY Sub, Inc.
After the sale of substantially all of our operating assets on December 31, 2007 to Corporate Technologies, we did not engage in any operations and did not engage in any business activity. Other than paying our outstanding liabilities, liquidating our remaining inventory and collecting our outstanding receivables, our primary purpose was to locate and acquire an attractive operating business. On December 5, 2008, we purchased all of the outstanding membership interests in National Credit Report.com, LLC, a Florida limited liability company (“NCRC”), and NCRC became our wholly-owned subsidiary. As a result, we offer consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores.
Since February 4, 2004, NCRC has principally marketed and sold credit reports, credit monitoring, credit scores and other products conventionally allied to these products to the consumer market.
Consumer Products and Services
We offer consumers their credit reports and automated monitoring of their credit files at one, or all three, of the major credit reporting repositories, Experian Group Limited, Equifax Inc. and TransUnion, LLC. In addition, products and services that we currently offer or plan to offer in 2009 include: credit scores and credit score analysis tools, credit education, identity theft recovery services, and identity theft cost reimbursement.
The three credit reporting repositories have agreements with three credit reporting resellers, allowing them to in turn supply companies, like NCRC, that resell their products and services, separately or bundled, with other services to consumers. NCRC has a one-year agreement expiring in October 2009, with one of the resellers, Equidata, Inc.
Going forward, our products and services will be offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card. The prices to subscribers of various configurations of our monitoring products and services will range generally from $14.95 to $19.95 per month. As a means of allowing customers to become familiar with our services, we sometimes offer free trial periods.
A substantial number of our subscribers cancel their subscriptions each year. Because there is a marketing and search cost to acquire a new subscriber and produce initial fulfillment materials, subscribers typically must be retained for a number of months to cover these costs. Not all subscribers are retained for a sufficient period of time to achieve positive cash flow returns on these costs.

Our Marketing
We market our products and services primarily through our own direct sales organization over the internet, directly to consumers. We will also market our products and services through indirect channels, including marketing alliance partners, joint ventures and other resellers. We mainly use the internet to market and sell our products, however, we have used in the past, or will contemplate future use of, direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, e-mail, mass media and the internet.
Competition
The markets for the products we provide are highly competitive. A number of divisions or subsidiaries of large, well-capitalized firms with strong brand names operate in the industry. We compete with these firms to provide our services to our consumers, and these companies are also either directly or indirectly the suppliers of the data that is the core of our product and service offerings. We believe that our principal competitors are the three main consumer credit reporting companies and the three credit data resellers that they license, either directly or through affiliated company websites. These companies include Experian Group Limited, Equifax Inc., TransUnion, LLC, Intersections, Inc., First Advantage Credco and Equidata, Inc., all of which offer a range of consumer credit reporting products that are similar to products we offer. In addition, there are a large number of other smaller competitors who offer competing products in specialized areas such as fraud prevention, data vendors, providers of automated data processing services, and software companies offering credit modeling or analytical tools. Our competitive focus will be value-added differentiation of the variety of identity security products and services that we offer.
Government Regulation
We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers.
Telemarketing of our services is subject to federal and state telemarketing regulation. Federal statutes and regulations adopted by the Federal Trade Commission and Federal Communications Commission impose various restrictions on the conduct of telemarketing. The Federal Trade Commission also has enacted the national Do Not Call Registry, which enables consumers to elect to prohibit telemarketers from calling them. We may not be able to reach potential subscribers because they are placed on the national Do Not Call Registry. Many states have adopted, and others are considering adopting, statutes or regulations that specifically affect telemarketing activities. Although we do not control the telemarketing firms that we engage to market our programs, in some cases we are responsible for compliance with these federal and state laws and regulations. In addition, the Federal Trade Commission and virtually all state attorneys general have authority to prevent marketing activities that constitute unfair or deceptive acts or practices.
Federal laws govern email communications. Some of these laws may affect our use of email to market to or communicate with subscribers or potential subscribers.
Intellectual Property
We rely on a combination of registered domain names, trade secrets (including know-how), and third-party vendor agreements to establish and protect proprietary rights in our products.

Recent and Other Events
On August 1, 2008, Digital Angel Corporation (formerly Applied Digital Solutions, Inc.) (“Digital Angel”) sold 2,570,000 shares of our common stock to Blue Moon Energy Partners LLC (“Blue Moon”). The shares represented 49.9% of our outstanding common stock at the time and the entire interest of Digital Angel.
In connection with our name change from InfoTech USA, Inc. to IFTH Acquisition Corp. on December 31, 2007, we began trading under a new ticker symbol, “IFAQ.OB,” on December 4, 2008.
On December 5, 2008, in exchange for one million shares of our common stock, we purchased all of the outstanding membership interests in NCRC, which company became our wholly-owned subsidiary. In connection with the transaction, we issued 3.0 million stock options to the sellers of NCRC in consideration of their continued involvement with the operations of NCRC.
On December 8, 2008, we announced that we will be doing business as Steel Vault, offering identity security products and services, with our first set of product offers under the National Credit Report.com brand. We plan to change our legal name to Steel Vault Corporation during the first quarter of 2009.
Employees
As of December 18, 2008, we employed 8 full time and 6 other employees and consultants working with the Company.
Available Information
Our internet address is www.ifthacquisitioncorp.com. The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished, as required by Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, through our website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. You may access these filings via the hyperlink to the SEC’s website that we provide on our website.
ITEM 1A. Risk Factors
The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially affect our business, prospects, financial condition, operating results and cash flows. If any these risks materialize, the trading price of our common stock could decline, and you may lose all or part of your investment.
We have a history of losses, and expect to incur additional losses in the future. We are unable to predict the extent of future losses or when we will become profitable.
For the years ended September 30, 1999 through September 30, 2008, we experienced operating losses and as of September 30, 2008 our accumulated deficit was $5.0 million. We expect to continue to incur operating losses for the near future. Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We are unable to control many of the factors affecting consumer spending, and declines in consumer spending our products could reduce demand for our products.
Our business depends on consumer demand for our products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, an economic downturn leads to decreased discretionary spending, which adversely impacts our business. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for our products, thus reducing our sales and harming our business and operating results.
We must obtain the subscribers we lose in the ordinary course of business and, if we fail to do so, our revenue and subscriber base will decline.
A substantial number of subscribers to our consumer products and services cancel their subscriptions each year. Cancellations may occur due to numerous factors, including:
•	changing subscriber preferences;
•	competitive price pressures;
•	general economic conditions;
•	subscriber dissatisfaction;
•	cancellation of subscribers due to credit card declines; and
•	credit or charge card holder turnover.
If we fail to replace subscribers to our consumer products and services we lose in the ordinary course of business, our revenue may decline, causing a material adverse impact on the results of our operations. There can be no assurance that we can successfully replace the large number of subscribers that cancel each year.
Marketing laws and regulations may materially limit our or our clients’ ability to offer our products and services to consumers.
We market our consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers, which may have a material impact on our ability to sell our services.
If we lose our ability to purchase data from any of the three major credit reporting repositories, which we are able to do through the three credit data resellers to whom they sell, each of which is a competitor of ours, demand for our services would decrease.
We rely on the three major credit reporting repositories, Equifax, Experian and TransUnion, to provide us with essential data for our consumer identity theft protection and credit management services, through our contract with Equidata, Inc. Our agreement with Equidata, Inc. expires in October 2009. That agreement may be terminated by them on 30 days’ notice in certain circumstances. Each of the three major credit reporting repositories owns its consumer credit data and is a competitor of ours in providing credit information directly to consumers, and may decide that it is in their competitive interests to stop indirectly supplying data to us. Any interruption, deterioration or termination of our relationship with Equidata, Inc., one of its two competitors, or one or more of the three credit reporting repositories would be disruptive to our business and could cause us to lose subscribers.

Our competitors, including those who have greater resources and experience than we do, may commercialize technologies that make ours obsolete or noncompetitive.
There are many public and private companies, actively engaged in our line of business and that target the same markets that we target. Some of our current competitors have significantly greater financial, marketing and product development resources than we do. Low barriers to entry into our line of business may result in new competitors entering the markets we serve. If our competitors market products that are more effective and less expensive than our products, we may not be able to achieve commercial success.
Our long-term capital needs may require additional sources of capital, and there can be no assurances that we will be successful in negotiating additional sources of long-term capital.
Our long-term capital needs may require additional sources of equity or credit. There can be no assurances that we will be successful in negotiating additional sources of equity or credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows.
Additionally, we are a publicly-traded company and our stock is traded on National Association of Securities Dealers, Inc.’s OTC Bulletin Board, or “OTCBB,” where there is limited visibility in the investment community. Moreover, our share volume averaged less than 5,000 shares per day during our fiscal year ended September 30, 2008. Raising equity capital could therefore be challenging for us. Any limitations on our ability to raise equity capital could significantly impact our ability to fund our operations or undertake future growth through expansion or acquisition.
We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.
Our future success depends, in part, on certain key employees, including William J. Caragol, our chief executive officer, president and acting chief financial officer, as well as the chairman of our board of directors, and key technical and operations personnel, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.
Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.
As of December 18, 2008, our current directors and executive officer beneficially owned, in the aggregate, approximately 61.6% of our outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
Conflicts of interest may arise between Blue Moon Energy Partners, LLC and us that could be resolved in a manner unfavorable to us.
Questions relating to conflicts of interest may arise between Blue Moon Energy and us, in a number of areas relating to our ongoing relationships. As of December 18, 2008, Blue Moon owned 31.5% of our outstanding common stock. Currently, Scott R. Silverman, our chairman of the board, is a manager of Blue Moon and controls a member of Blue Moon and William J. Caragol, our chief executive officer, president and acting chief financial officer, is a manager and member of Blue Moon.
The equity interests of our directors and executive officers in Blue Moon could create, or appear to create, conflicts of interest when directors are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to, among other matters, the desirability of a potential acquisition or joint venture opportunity or employee retention or recruiting.

It may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected.
Our common stock may be a “penny stock” if, among other things, the stock price is below $5.00 per share, it is not listed on a national securities exchange or approved for quotation on the Nasdaq Stock Market or any other national stock exchange or it has not met certain net tangible asset or average revenue requirements. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. Broker-dealers must also provide customers that hold penny stock in their accounts with such broker-dealer a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back.
If applicable, the penny stock rules may make it difficult for investors to sell their shares of our common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their shares of our common stock publicly at times and prices that they feel are appropriate.
Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.
There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Delray Beach, Florida where we occupy approximately 7,911 feet of office space pursuant to a Sublease, dated October 8, 2008, entered into with Digital Angel Corporation, our former majority stockholder, under a sublease through June 2010. The rent for the entire twenty-one month term of the Sublease is $157,500, which was paid in one lump sum upon execution of the Sublease. VeriChip Corporation (“VeriChip”), one of our related parties, to which we sublease one-half of this space, reimbursed us for one-half of the Sublease payment, representing their share of the total cost of the Sublease. We also lease approximately 1,000 square feet of office space in Boca Raton, Florida, which we use for customer service and support.

ITEM 3. LEGAL PROCEEDINGS
There are currently no material pending legal proceedings, other than routine litigation incidental to the business, to which we are a party or of which any of our property is the subject.
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

	High	Low
2007
First Quarter	$0.40	$0.20
Second Quarter	0.28	0.20
Third Quarter	0.25	0.20
Fourth Quarter	0.28	0.18
2008
First Quarter	$0.23	$0.17
Second Quarter	0.30	0.19
Third Quarter	0.30	0.19
Fourth Quarter	0.35	0.18
Dividends
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on our common stock may be made by our board of directors from time to time in the exercise of its business judgment.
Holders
As of December 18, 2008, there were 61 holders of record of our common stock. We believe that there are a greater number of beneficial owners of shares of our common stock.
Information regarding equity compensation plans is set forth under Part III, Item 12 of this Form 10-K and is incorporated herein by reference.
Issuer Purchases of Equity Securities
We did not make any common stock repurchases during the fiscal year ended September 30, 2008.
ITEM 6. SELECTED FINANCIAL DATA
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a Delaware corporation incorporated in September 1987. Prior to December 31, 2007, we were a full service provider of Information Technology (IT) solutions. We delivered complete lifecycle IT solutions for our customers. Effective December 31, 2007, as approved by our stockholders at a special meeting held December 27, 2007, we closed the transactions contemplated by the Sale Agreement, between us and Corporate Technologies, pursuant to which we sold all of our operating assets (the business known as InfoTech USA, Inc. or Infotech). As a result of the sale, the Company’s operating results and assets related to its IT solutions business are now classified as discontinued operations for all periods presented in this Annual Report.
Under the terms of the Sale Agreement, we ceased our operations and, pursuant to an interim services agreement and an administrative services agreement entered into in connection with the Sale Agreement, Corporate Technologies agreed to assist us in the collection of the outstanding accounts receivable and in the sale of the remaining inventory. We retained their cash at the time of the closing of the Sale Agreement, the cash received from the collection of accounts receivable and the sale of inventory, and the proceeds from the sale and plans to utilize these funds to seek to acquire an operating business unrelated to the business sold to Corporate Technologies.
In connection with the sale of our assets to Corporate Technologies, our stockholders also approved an amendment pursuant to which we changed our name from InfoTech USA, Inc. to IFTH Acquisition Corp., on December 31, 2007. Additionally, pursuant to the Sale Agreement, our wholly-owned subsidiaries changed their names from InfoTech USA, Inc. to IFTH NJ Sub, Inc. and from Information Technology Services, Inc. to IFTH NY Sub, Inc.
After the sale of substantially all of our operating assets on December 31, 2007 to Corporate Technologies, we did not engage in any operations and did not engage in any business activity. Other than paying our outstanding liabilities, liquidating our remaining inventory and collecting our outstanding receivables, our primary purpose was to locate and acquire an attractive operating business. On December 5, 2008, we purchased all of the outstanding membership interests in NCRC, and NCRC became our wholly-owned subsidiary. As a result, we offer consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores.
Since February 4, 2004, NCRC has principally marketed and sold credit reports, credit monitoring, credit scores and other products conventionally allied to these products to the consumer market.
Results of Operations
Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007
(in $’000s)
Selling, general and administrative expenses decreased $14, or 2.0%, to $678 in fiscal year 2008, compared to $692 in fiscal year 2007, as a result of our downsizing of the administrative staff after the sale of the InfoTech assets on December 31, 2007.
Our operating loss for fiscal year 2008 was $1,095 compared to an operating loss of $595 in fiscal year 2007. In 2008 we had a loss on sale of securities of $430 resulting from the sale of a portion of the shares of Digital Angel stock that were issued to us in payment of the $1,000 loan during fiscal year 2007. This compares to a loss of $23 in 2007. We also had interest income of $13 in fiscal year 2008 compared to $120 in fiscal year 2007.
We had a loss from discontinued operations of $274 in fiscal year 2008 compared to a loss from discontinued operations of $23 for fiscal year 2007. Discontinued operations primarily consisted of all revenue, cost of sales, salaries, commissions, payroll taxes, benefits expense and rent associated with the InfoTech operations that were sold to Corporate Technologies on December 31, 2007. The loss in fiscal year 2008 was primarily due to severance costs related to the transaction with Corporate Technologies.
The gain on sale of discontinued operations of $691 was a result of the sale of our InfoTech operating assets to Corporate Technologies.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006
(in $’000s)
Selling, general and administrative expenses decreased $239, or 25.7%, to $692 in fiscal year 2007, compared to $931 in fiscal year 2006. This decrease was primarily attributable to higher management fees to our parent company and stock based compensation in fiscal year 2006 as compared to fiscal year 2007.
Our operating loss for fiscal year 2007 was $595 compared to an operating loss of $769 in fiscal year 2006. This decrease was primarily a result of the improvements in selling, general and administrative expenses described above.
We had a loss from discontinued operations of $23 in fiscal year 2007 compared to a loss from discontinued operations of $1,373 for fiscal year 2006. Discontinued operations primarily consisted of all revenue, cost of sales, salaries, commissions, payroll taxes, benefits expense and rent associated with the operations that were sold to Corporate Technologies effective December 31, 2007. The loss in fiscal year 2006 was significantly impacted by an asset impairment charge incurred for goodwill of $924.
Liquidity and Capital Resources
(in $’000s)
Cash used in operating activities in fiscal year 2008 was $211 compared to $276 in fiscal year 2007 and cash used in operating activities of $654 in fiscal year 2006. The cash used in operating activities in each period was primarily due to our operating losses and decreases in our accounts payable in fiscal year 2008 and fiscal year 2007, net of decreases in our accounts receivable. The decrease in accounts receivable was due to lower sales and improved collections.
Cash provided by investing activities in fiscal year 2008 was $1,067 compared to cash provided by investing activities in fiscal year 2007 of $328 and cash used in investing activities in fiscal year 2006 of $36. The two sources of investing cash flows in fiscal year 2008 were the proceeds from the sale of our Infotech operating assets on December 31, 2007 and from the sale of the shares of Digital Angel that we received in fiscal year 2007 as settlement of Digital Angel’s debt to us. The cash provided by investing activities in fiscal year 2007 was a result of the proceeds from the sale of a portion of the shares received from Digital Angel and the cash used in investing activities in fiscal year 2006 was a result of capital expenditures.
Net cash used in financing activities in fiscal year 2008 and 2007 was $5 and $19, respectively. These cash outflows were the result of net payments on our lines of credit with Wells Fargo and Digital Angel. Net cash provided by financing activities in fiscal year 2006 was $36 and was primarily due to proceeds from the issuance of common stock and an increase in borrowings on the Digital Angel line of credit.
On December 5, 2008, the Company acquired NCRC. The Company intends to finance NCRC’s business operations with the cash on hand and cash generated by NCRC sales through September 30, 2009. Management believes that its current capital resources are adequate to fund the business operations of NCRC through September 30, 2009. Any debt or equity financings that may be raised by the Company during the fiscal year ended September 30, 2009 would be intended to fund additional marketing efforts, acquisitions, or provide working capital.
Impact of Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP). The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under SFAS 157 are described below:
•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
At September 30, 2008, the Company had Level 1 investments of approximately $35,000 for which quoted prices in active markets were used to value the underlying securities.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. SFAS 159 did not have a material impact to our consolidated results of operations and financial condition.
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
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is our first quarter of fiscal year 2009. We do not expect the adoption of FSP SFAS 157-1 to have a material impact to our consolidated results of operations and financial position.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Critical Accounting Policies
The SEC has previously issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
Our significant accounting policies are described in Note 1 to our consolidated financial statements, contained elsewhere in this report. We believe that the following accounting policy or estimate require the application of management’s most difficult, subjective or complex judgments:
Valuation of Deferred Tax Assets
We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood that we will generate sufficient taxable income in future years in which temporary differences reverse. Presently we believe it is not likely that we will be able to realize a substantial portion of the benefit of our deferred tax assets. This is primarily based on the combination of our historical losses, and our loss incurred in fiscal year ended September 30, 2008 and potential limitations that occurred on a change of control of the Company. As a result we recorded an increase in our valuation allowance of $251 and $193 at September 30, 2008 and 2007, respectively, and as a result did not record any deferred tax asset as of September 30, 2008 or 2007.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and supplementary data included in this Annual Report are listed in Item 15 and begin immediately after Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in our reporting system. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2008, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2008.
This Annual Report does not include an attestation report of the our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
None of the executive officers of NCRC became executive officers of the Company after we purchased all of the outstanding membership interests in NCRC on December 5, 2008. Our directors and executive officers, and their ages and positions, as of December 18, 2008, are set forth below:

Name	Age	Position
William J. Caragol	41	Chief Executive Officer, President, Acting Chief Financial Officer and Director

Scott R. Silverman	44	Chairman of the Board of Directors

Michael E. Krawitz	39	Director
The following is a summary of the background and business experience of our executive officer:
William J. Caragol has served as our chief executive officer, president and a member of our board of directors since December 3, 2008 and as acting chief financial officer since October 24, 2008. Mr. Caragol served as acting chief executive officer from October 24, 2008 until December 3, 2008 when he was appointed chief executive officer. Mr. Caragol has served as president of VeriChip since May 2007, chief financial officer since August 2006, treasurer since December 2006, and secretary since March 2007. From July 2005 to August 2006, he served as the chief financial officer of Government Telecommunications, Inc. From December 2003 to June 2005, Mr. Caragol was the vice president of business development and chief financial officer of Millivision Technologies, a technology company focused on security applications. From August 2001 to December 2003, Mr. Caragol was a consulting partner with East Wind Partners LLP, a technology and telecommunications consulting company, in Washington, D.C. He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting.
The following is a summary of the background and business experience of the members of our board of directors:
Scott R. Silverman was appointed our chairman of our board of directors in January of 2006. Mr. Silverman is a manager of Blue Moon, and also controls a member of Blue Moon. Mr. Silverman served as the acting president of VeriChip from March 2007 through May 4, 2007, as its chief executive officer from December 5, 2006 through July 18, 2008, as chairman of its board of directors from March 2003 through July 18, 2008 and as a member of its board of directors from February 2002 through July 18, 2008. On November 12, 2008, he was again appointed to VeriChip’s board of directors, to serve as chairman. He also served as VeriChip’s chief executive officer from April 2003 to June 2004. He served as the chairman of the board of directors of Digital Angel, from March 2003 through July 3, 2007, and served as chief executive officer of Digital Angel from March 2003 to December 5, 2006, and as acting president of Digital Angel from April 2005 to December 5, 2006. From March 2002 to March 2003, he served as Digital Angel’s president and as a member of its board of directors. From August 2001 to March 2002, he served as a special advisor to Digital Angel’s board of directors. From September 1999 to March 2002, Mr. Silverman operated his own private investment banking firm. From October 1996 to September 1999, he served in various capacities with Digital Angel, including positions related to business development, corporate development and legal affairs. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania. Mr. Silverman graduated from the University of Pennsylvania with a bachelor of arts degree and received his law degree from Villanova University School of Law.
Michael E. Krawitz, has served as a member of our board of directors since July 23, 2008. Mr. Krawitz has also served as a member of the board of directors of VeriChip since November 13, 2008. Mr. Krawitz served as the chief executive officer and president of Digital Angel from December 2006 to December 2007. Prior to that, during his time at Digital Angel, he served as assistant vice president and general counsel beginning in April 1999, and was appointed vice president and assistant secretary in December 1999, senior vice president in December 2000, secretary in March 2003, executive vice president in April 2003 and chief privacy officer in November 2004. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.

Audit Committee
Currently, the only member of our audit committee is Mr. Krawitz. Our audit committee’s primary responsibilities are to assist the board of directors in undertaking and fulfilling its oversight responsibilities with regard to: (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications and independence of our registered public accounting firm, and (iv) the performance of our independent registered public accounting firm. Our audit committee operates under a written charter, adopted by the entire board of directors. The board of directors has determined that, in its judgment, Mr. Krawitz is not independent, under the standards of the Nasdaq Global Market and Rule 10A-3 of the Securities Exchange Act of 1934. Our board of directors has also determined that, in its judgment, Mr. Krawitz does not qualify as an “audit committee financial expert,” as defined by the SEC. We are currently traded on the OTCBB. Accordingly, we are not required to and do not have an “audit committee financial expert,” as defined by the SEC, and our audit committee is not composed of all independent directors.
Stockholder Nominee for Director
For a stockholder to nominate a candidate for director, under our certificate of incorporation and bylaws, timely notice of the nomination must be received by us in advance of the meeting. To be timely, we must receive such notice not less than sixty days and no more than ninety days prior to the first anniversary of the preceeding year’s annual meeting of stockholders. However, if less than one hundred days’ notice or prior public disclosure of the date of the meeting of stockholders is given or made to stockholders, to be timely, notice of a nomination delivered by such stockholder must be received by our secretary not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made to the stockholders.
The stockholder filing the notice of nomination must describe various matters regarding the nominee, including such information as (a) the name and address of the stockholder who intends to make the nomination and of the person or person to be nominated, (b) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) relating to the nomination or nominations, (d) the class and number of shares of the Company that are beneficially owned by any such stockholder and the person to be nominated as of the date of such stockholder’s notice and by any other stockholders known by such stockholder to be supporting such nominees as of the date of such stockholder’s notice, and (e) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC, and (f) the consent of each nominee to serve as a director of the Company if so elected.
Notice must be given to our corporate secretary, whose address is 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. We will send a copy of our bylaws to any stockholder, without charge, upon written request.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during our fiscal year ended September 30, 2008, with the exception of one Form 4 and one Form 3 filed by Mr. Silverman and Mr. Caragol, respectively, with the SEC on October 28, 2008 for one transaction reporting the acquisition of beneficial ownership of our shares of common stock purchased by Blue Moon.
Code of Ethics
In 2004, we adopted a code of ethics applicable solely to our principal executive officer, our principal financial officer and our principal accounting officer or persons performing similar functions. This code of ethics is incorporated herein by reference to our Form 10-K for the year ended September 30, 2006, filed with the SEC on December 22, 2006. Copies of our code of ethics is also available upon written request and without charge by contacting Allison Tomek, Vice President of Investor Relations and Corporate Communications, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The primary goals of the Compensation Committee of our board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and long-term cash and stock incentives to achievement of specified performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these goals, the Compensation Committee intends to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic goals, as measured by metrics such as revenue and net market change. In the past, the Compensation Committee has evaluated individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in the information technology industry while taking into account our relative performance and our own strategic goals.
We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. It is our practice to conduct an annual benchmark review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. In the past, we have benchmarked our executive compensation against the median updated compensation paid by other companies in the information technology industry generating less than $100 million in annual revenue. In the future, we plan to benchmark our executive compensation against the compensation paid by other companies in the financial service and products industry of a similar size.
Executive Officers
Our named executive officers for the fiscal year ended September 30, 2008, or fiscal 2008, were Mr. McKeage, who is our former chief executive officer and president, Mr. Feder, who is our former acting interim chief financial officer, and Mr. Patterson, who is our former vice president, chief financial officer and treasurer. On October 24, 2008, our board of directors appointed Mr. Caragol as acting chief executive officer and acting chief financial officer. In connection with this appointment, Mr. Caragol received 1,000,000 shares of our common stock, 500,000 of which were restricted, for services to be rendered to us, and in lieu of salary compensation, through all of 2009. The shares issued will be compensation expenses in the period earned. In addition, on December 3, 2008, Mr. Caragol, was appointed as chief executive officer, president, acting chief financial officer and director.
Elements of Compensation
Our compensation program for executive officers has historically consisted of a fixed base salary, performance-related incentive awards and long-term incentive compensation in the form of stock-based compensation awards. However, in lieu of salary through 2009, on October 24, 2008 when Mr. Caragol was appointed acting chief executive officer and acting chief financial officer, he received one million shares of our common stock, half of which was restricted until he became an officer on December 3, 2008. The shares issued will be compensation expenses in the period earned. All three components of the executive officers’ compensation plan are reviewed annually and incentives, based on the performance of the business, may be established at the beginning of each fiscal year. In addition, our executives are able to participate in various benefit plans generally available to our other full-time employees.
Executive compensation consists of following elements:
Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For fiscal 2008, this review occurred in the first quarter.

Annual Incentive Compensation. The Compensation Committee has the authority to award discretionary annual bonuses and to set annual incentive plans for our executive officers. The annual incentive bonuses are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to financial factors such as raising capital, improving our results of operations and increasing the price per share of our capital stock.
Any discretionary annual bonuses are paid in cash or equity awards in an amount reviewed and approved by the Compensation Committee and ordinarily is paid in a single installment in the first quarter following the completion of a given fiscal or calendar year. For the 2008 fiscal and calendar years, we do not plan to pay any incentive compensation, as we did not have any material operating activity during that time.
Equity Compensation. We believe that long-term performance is achieved through an ownership culture that encourages such performance by our executive officers through the use of stock and stock-based awards. The Compensation Committee believes that the use of stock and stock-based awards offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines, and our stock compensation plans have provided the principal method for our executive officers to acquire equity or equity-linked interests in our company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.
Our executive officers are eligible to participate in our 2001 Flexible Stock Plan. The purpose of the 2001 Flexible Stock Plan is to attract, retain, motivate and reward employees and other individuals and to encourage ownership by employees and other individuals of our common stock. The board of directors may terminate the 2001 Flexible Stock Plan at any time. There were 1,595,000 stock option awards granted under this plan during fiscal 2008, and, as of September 30, 2008, 4,745,000 awards had been granted and remained outstanding under the 2001 Flexible Stock Plan. The 2001 Flexible Stock Plan initially had 2,500,000 shares of common stock reserved for issuance. This number is subject to an annual increase of 25% of the number of outstanding shares of common stock as of January 1 of each year, but may not exceed 10,000,000 in the aggregate. As of September 30, 2008, there were 5,205,000 shares of common stock available for future issuance under the 2001 Flexible Stock Plan. These shares may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares, cash awards, or other stock based awards. On October 24, 2008, we granted one million shares of common stock to each of Messrs. Caragol and Silverman, half of which were restricted, under the 2001 Flexible Stock Plan.
Our 1998 Stock Option Plan authorized us to grant options to purchase shares of common stock and stock appreciation rights to our employees, directors and consultants. Our Compensation Committee was the administrator of the 1998 Stock Option Plan. The 1998 Stock Option Plan terminated in February 2008, and no stock awards or options were granted, or are outstanding, under the 1998 Stock Option Plan.
Stock option grants are made at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The Compensation Committee reviews and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as Mr. Caragol. In fiscal 2008, the only named executive officer that received options were Mr. Feder and Mr. Patterson, who were granted 100,000 and 50,000 stock options, respectively. Stock options granted by us have an exercise price equal to the fair market value of our common stock on the day of grant, typically vest 100% one to three years from the date of grant, and generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the Internal Revenue Code of 1986, as amended.

Our Compensation Committee has and may in the future elect to make grants of stock to our executive officers. In January 2006, we granted 100,000 shares of restricted stock to Mr. McKeage, half of which vested January 17, 2007 and the other half of which vested January 17, 2008, and in January of 2008, we granted 50,000 shares of stock to Mr. McKeage. In October 2008, in lieu of salary through 2009, we granted one million shares of stock to Mr. Caragol, half of which was restricted and vested on December 3, 2008 when he was appointed chief executive officer, president and director. We have also granted stock to Mr. Silverman, the chairman of our board. In January 2006, we granted 100,000 shares of restricted stock to Mr. Silverman, half of which vested January 17, 2007 and the other half of which vested January 17, 2008. In October 2008, in lieu of compensation through 2009, we granted one million shares of stock to Mr. Silverman, half of which was restricted and vested upon the completion of the acquisition of NCRC in December 2008. Our decision to pay stock in lieu of salary compensation reflects our desire to align the interest of our executive officer and chairman of the board with the interests of our stockholders.
Other Compensation. Our executive officers are not parties to written employment agreements and are not expected to be parties to such employment agreements until such time as the Compensation Committee determines in its discretion that revisions to our practice of not extending employment agreements to our executive officers is advisable. We intend to continue to maintain our current benefits for our executive officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are currently lower than median competitive levels for comparable companies. In the past, executive officers have received certain perquisites, such as car allowance. However, our Compensation Committee has not yet set the level of perquisites for Mr. Caragol, our only current executive officer.
Summary Compensation Table
The following table sets forth information regarding compensation earned in or with respect to our fiscal years ended September 30, 2008, 2007 and 2006, which we refer to as fiscal 2008, 2007 and 2006, respectively, by:
•	each person who served as our chief executive officer in fiscal 2008; and

•	each person who served as our chief financial officer in fiscal 2008.
We refer to these officers collectively as our named executive officers. We had no other executive officers in fiscal 2008.
2008 Summary Compensation Table

					Stock		Option		All Other
Name and		Salary		Bonus	Awards		Awards		Compensation		Total
Principal Position	Year	($)		($)	($)(1)		($)(1)		($)		($)
Jonathan F. McKeage Former President and Chief Executive Officer	2008	$54,976		—	$6,250	(3)	—		$4,500	(2)	$65,726
	2007	$157,500		—	$25,000	(3)	—		$9,000	(2)	$166,500
	2006	$103,846		—	$18,750	(3)	—		$6,320	(2)	$160,166

Michael J. Feder Former Acting Chief Financial Officer	2008	—		—	—		$2,738	(4)	—		$2,738
	2007	—		—	—		—		—		—
	2006	—		—	—		—		—		—

J. Robert Patterson Former Vice President, Chief Financial Officer and Treasurer	2008	$152,404	(5)	—	—		$7,458	(6)	$4,500	(2)	$164,362
	2007	$150,000		—	—		—		$9,000		$159,000
	2006	$132,500		—	—		—		$9,000		$141,500

(1)	Reflects the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

(2)	Consists of an automobile allowance paid to the executive officers in equal monthly amounts.

(3)	Includes 100,000 shares of restricted stock, which fully vested on January 17, 2008.

(4)	Includes 100,000 stock options which may vest on July 25, 2009.

(5)	Includes $54,808 consisting of three months salary and accrued vacation pay in connection with Mr. Patterson’s resignation as an executive officer of the Company effective March 21, 2008.

(6)	Includes 50,000 stock options that vested immediately upon the July 25, 2008 grant date.
2008 Grants of Plan-Based Awards
Set forth in the table below is information regarding stock awards and option awards granted by the compensation committee of our board of directors to our named executive officers in fiscal 2008, reflected on an individual grant basis. These represent all of the grants of awards by us to our named executive officers under any plan during or with respect to fiscal 2008.
2008 Grants of Plan-Based Awards

All Other
			Option		Grant
			Awards:	Exercise	Date Fair
		Date of Board	Number of	or Base	Value of
		or	Securities	Price of	Stock and
		Compensation	Underlying	Option	Option
	Grant	Committee	Options	Awards	Awards
Name	Date	Action	(#)	($/Sh)	($)
Jonathan F. McKeage	—	—	—	—	—

Michael J. Feder	07/25/2008	07/25/2008	100,000	$0.21	$14,917	(1)

J. Robert Patterson	07/25/2008	07/25/2008	50,000	$0.21	$7,458	(1)

(1)	The grant date fair value of the equity award was determined under the Black Scholes pricing model in accordance with FAS 123R.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
None of the named executive officers currently remain with the Company. See the disclosure found above in “Compensation Discussion and Analysis” for information regarding compensation policies and practices with regards to named executive officers.

Outstanding Equity Awards as of September 30, 2008
The following table provides information as of September 30, 2008 regarding unexercised stock options and restricted stock awards outstanding to each of our named executive officers.
Outstanding Equity Awards as of September 30, 2008

	Option Awards
				Equity
				Incentive
				Plan
				Awards:
	Number of			Number of
	Securities	Number of		Securities
	Underlying	Securities		Underlying
	Unexercised	Underlying		Unexercised	Option
	Options	Unexercised		Unearned	Exercise	Option
	(#)	Options(#)		Options	Price	Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date
Jonathan F. McKeage	—	—		—	—	—

Michael J. Feder	—	100,000	(1)	—	$0.21	07/25/2018

J. Robert Patterson	100,000	—		—	$0.28	06/28/2010
	100,000	—		—	$0.34	03/23/2012
	50,000	—		—	$0.41	09/26/2013
	50,000	—		—	$0.21	07/25/2018

(1)	The option may fully vests on July 25, 2009.
2008 Option Exercises and Stock Vested
The following table sets forth information regarding the exercise of stock options and the vesting of restricted stock during fiscal 2008.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name(1)	(#)	($)	(#)	($)
Jonathan F. McKeage	—	—	50,000	$13,000	(2)

(1)	None of our other named executive officers exercised stock options or had restricted stock vest during fiscal 2008.

(2)	Represents the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date of January 17, 2008, or $0.26.
Pension Benefits
None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.
Nonqualified Deferred Compensation
None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control
The amount of compensation paid to each named executive officer, if any, upon his separation from the Company is presented below.
Payments Made Upon Termination
Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:
•	Any non-equity incentive compensation;

•	All vested shares awarded under our 2001 Flexible Stock Plan and 1998 Stock Option Plan;

•	Any vested company contributions contributed under our former 401(k) plan; and

•	Any unused vacation pay.
Payments Made Upon Retirement
In the event of the retirement of a named executive officer, in addition to the items identified above, he is entitled to other amounts such as:
•	The executive officer will continue to vest in all outstanding options or other stock-based compensation award and retain such options for the remainder of the outstanding term.

•	While not defined, the board of directors or a committee thereof may grant the retiring named executive officer with other compensation that may vary depending upon position held, length of service and other factors.
Payments Made Upon Death or Disability
In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination” and “Payments Made Upon Retirement” above, the named executive officer will receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate.
Payments Made Upon a Change in Control
In the event of a change in control of the Company, the board of directors or a committee thereof may provide for accelerated vesting or termination of any outstanding stock options issued under the 1998 Stock Option Plan in exchange for a cash payment, or the issuance of substitute awards to substantially preserve the terms of any option awards previously granted under the 1998 Stock Option Plan. Additionally, the named executive officer would be entitled to the standard severance amount, as outlined in the Company’s employee handbook, of one week’s salary per full year of service. The board of directors or a committee thereof may grant the named executive officer with additional compensation that may vary depending upon position held, length of service and other factors.
Jonathan F. McKeage
In connection with his resignation from the Company on July 2, 2008, Mr. McKeage received nil.
Michael J. Feder
In connection with his resignation from the Company on October 24, 2008, Mr. Feder received nil.
J. Robert Patterson
In connection with his resignation from the Company on March 21, 2008, Mr. Patterson received $54,808, which consists of three months salary and accrued vacation pay.

Director Compensation
The following table provides compensation information for persons serving as members of our board of directors during fiscal 2008.
2008 Director Compensation

							Change in
							Pension Value
	Fees						and
	Earned					Non-Equity	Nonqualified
	or Paid	Stock		Option		Incentive Plan	Deferred	All Other
	in Cash	Awards		Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)(1)		($)(1)		($)	Earnings	($)	($)
Jeffrey S. Cobb(2)	$550	—		$10,196	(3)	—	—	—	$10,746
Charles L. Doherty(2)	$550	—		$7,458	(4)	—	—	—	$8,008
Michael E. Krawitz(5)	—	—		$5,746	(6)	—	—	—	$5,746
Kay E. Langsford(7)	—	—		$2,738	(8)	—	—	—	$2,738
Scott R. Silverman(9)	—	$6,250	(10)	$13,691	(11)	—	—	—	$13,691

(1)	The dollar amount of this award reflected in the table represents the amount recognized in fiscal 2008 for financial statement reporting purposes in accordance with FAS 123R.

(2)	Messrs. Cobb and Doherty resigned from our board of directors effective July 22, 2008. As of September 30, 2008, Messrs. Cobb and Doherty held option awards to purchase 387,500 and 487,500 shares of our common stock, respectively.

(3)	On July 25, 2008, Mr. Cobb received 150,000 stock options, 50,000 of which vested immediately upon the July 25, 2008 grant date, and have a grant date fair value computed in accordance with FAS123R of $7,458, and 100,000 of which will vest on July 25, 2009 and have a grant date fair value computed in accordance with FAS 123R of $14,916.

(4)	On July 25, 2008, Mr. Doherty received 50,000 stock options that vested immediately upon the July 25, 2008 grant date and have a grant date fair value computed in accordance with FAS123R of $7,458.

(5)	Mr. Krawitz was appointed to our board of directors effective July 23, 2008. As of September 30, 2008, Mr. Krawitz held option awards to purchase 650,000 shares of our common stock.

(6)	On July 25, 2008, Mr. Krawitz received 200,000 stock options that will vest on July 25, 2009 and have a grant date fair value computed in accordance with FAS123R of $29,833.

(7)	Ms. Langsford was appointed to our board of directors effective July 23, 2008 and resigned effective December 3, 2008. As of September 30, 2008, Ms. Langsford held option awards to purchase 100,000 shares of our common stock.

(8)	On July 25, 2008, Ms. Langsford received 100,000 stock options that will vest on July 25, 2009 and have a grant date fair value computed in accordance with FAS123R of $14,916.

(9)	Mr. Silverman was appointed chairman of our board of directors in January 2006. As of September 30, 2008, Mr. Silverman held 100,000 shares of our common stock and option awards to purchase 950,000 shares of our common stock.

(10)	On January 17, 2006, Mr. Silverman received 100,000 shares of restricted stock, which fully vested on January 17, 2008 and has a grant date fair value computed in accordance with FAS123R of $50,000.

(11)	On July 25, 2008, Mr. Silverman received 500,000 stock options that will vest on July 25, 2009 and have a grant date fair value computed in accordance with FAS123R of $74,584.
Board members may receive cash or equity compensation, usually in the form of stock or stock options, in consideration for their services.

Compensation Committee Interlocks and Insider Participation
Our compensation committee currently consists of Messrs. Silverman and Krawitz. During fiscal 2008, Jeffrey S. Cobb, Charles L. Doherty and Kay E. Langsford, former members of our board of directors, and Messrs. Silverman and Krawitz served on our compensation committee. No member of the compensation committee simultaneously served both as a member of the compensation committee and as an officer or employee of ours during fiscal 2008. None of our executive officers serves as a member of the board of directors or the compensation committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of December 18, 2008 by:
•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 18, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. The percentage of beneficial ownership is based on 8,146,398 shares of our common stock outstanding as of December 18, 2008. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o IFTH Acquisition Corp., 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
	Owned(1)	Shares
Name and Address of Beneficial Owner	(#)	(%)
Five percent stockholders:
R & R Consulting Partners, LLC and Scott R. Silverman(2)	4,120,000	47.9%
William J. Caragol(3)	3,570,000	43.8%
Blue Moon Energy Partners, LLC	2,570,000	31.5%
Jerome C. Artigliere(4) 48 Stumpfield Road Kensington, New Hampshire 03833	500,000	5.8%
Kevin H. McLaughlin(5)	425,000	5.0%
Named Executive Officers and Directors:
William J. Caragol(3)	3,570,000	43.8%
Michael J. Feder(6)	—	*
Michael E. Krawitz(7)	450,000	5.2%
Jonathan F. McKeage(8)	120,000	1.5%
J. Robert Patterson(9)	300,000	3.6%
Scott R. Silverman(2)	4,120,000	47.9%
Executive Officer and Directors as a group (3 persons)(10)	5,570,000	61.6%

*	Less than 1%

(1)	In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable within 60 days after December 18, 2008, are deemed outstanding for purposes of determining the total number of outstanding shares for such person, but are not deemed outstanding for such purposes with respect to all other stockholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares.

(2)	Includes 2,570,000 shares directly owned by Blue Moon of which Mr. Silverman is a manager and controls a member of Blue Moon, R & R Consulting Partners, LLC, and 450,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of December 18, 2008. Mr. Silverman has sole voting power and sole dispositive power over all 4,120,000 shares.

(3)	Includes 2,570,000 shares directly owned by Blue Moon, of which Mr. Caragol is a manager and member. Mr. Caragol has sole voting power and sole dispositive power over all 3,570,000 of these shares.

(4)	Includes 500,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of December 18, 2008.

(5)	Based on Schedule 13G/A filed with the SEC on February 1, 2006, includes 425,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of December 18, 2008, over which Mr. McLaughlin has sole voting and dispositive power.

(6)	Mr. Feder, our former acting interim chief financial officer, ceased being a named executive officer on October 24, 2008.

(7)	Includes 450,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of December 18, 2008.

(8)	Mr. McKeage, our former chief executive officer, ceased being a named executive officer on July 2, 2008. The information included in the table is based solely on the Form 4 filed with the SEC on January 24, 2008 by Mr. McKeage.

(9)	Mr. Patterson, our former vice president, chief financial officer and treasurer, ceased being a named executive officer on March 21, 2008, and ceased being a director on July 22, 2008. Includes 300,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of December 18, 2008.

(10)	All securities represent shares of our common stock and shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of December 18, 2008 by our current directors and executive officer.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance as of September 30, 2008:

	Number of Securities		Number of Securities Remaining
	Number of Securities to be	Weighted Average	Available for Future Issuance
	Issued upon Exercise of	Exercise Price of	under Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,920,000	$0.27	5,205,000	(1)

Equity compensation plans not approved by securities holders (2)	950,000	$0.70	—

Total	5,870,000	$0.35	5,205,000

(1)	The 2001 Flexible Stock Plan initially had 2,500,000 shares of common stock reserved for issuance. This number is subject to an annual increase of 25% of the number of outstanding shares of common stock as of January 1 of each year, but may not exceed 10,000,000 in the aggregate. As of September 30, 2008, there were 5,205,000 shares of common stock available for future issuance under the 2001 Flexible Stock Plan.

(2)	Consists of grants made outside of our equity plans and have outstanding options exercisable for 950,000 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
We are currently traded on the OTCBB. Accordingly, we are not required to and do not have a majority of independent directors or an audit, compensation or nominating committee.
Our board of directors currently consists of three members: Messrs. Caragol, Krawitz and Silverman. Our board of directors determined that none of our directors is independent under the standards of the Nasdaq Global Market. In addition, Messrs. Cobb and Doberty, who served on our board of directors until July 22, 2008, were determined independent and Messrs. McKeage and Patterson, who served on our board of directors until July 2, 2008 and July 22, 2008, respectively, were found to not be independent under the standards of the Nasdaq Global Market during their respective terms of service.
Certain Relationships and Related Transactions
Since the beginning of our fiscal year ended September 30, 2007, we have had the following related party transactions:
Transactions with Digital Angel and Affiliates
On June 27, 2003, we loaned $1,000,000 to Digital Angel, our former majority shareholder. Under the terms of the loan, interest, which accrued at an annual rate of 16%, was due and payable on a monthly basis beginning July 31, 2003. On May 15, 2007, we entered into a Satisfaction of Loan Agreement (“SLA”) with Digital Angel with respect to the loan. Under the SLA, Digital Angel issued 833,333 shares (the “Shares”) of its common stock, par value $0.01 per share, to us having an aggregate fair value of approximately $1,000,000 as explained below. On June 11, 2007, the registration statement covering the Shares was declared effective by the SEC (the “Effective Date”) and on June 22, 2007 the shares became freely tradeable pursuant to the terms of the SLA. In accordance with the SLA, once the registration statement covering the Shares was declared effective by the SEC and the Shares became freely tradeable by us, Digital Angel was in full satisfaction of all principal, interest and other amounts owed to us under the loan. Additionally, in accordance with the SLA, on the Effective Date, the exact number of shares to be delivered to us was determined to be 703,730, which was calculated by dividing the outstanding principal amount of the note of $1,000,000 by the average daily closing prices for a share of Digital Angel’s common stock on each trading day occurring during the ten trading day period ending on and in including the trading day immediately preceding the Effective Date of the Registration Statement of $1.421.

On January 20, 2006, Mr. McKeage was appointed our chief executive officer, president and director. From 2004 until that time, Mr. McKeage was vice president of business development of Digital Angel, as well as of Destron Fearing Corp., Digital Angel’s now-wholly-owned subsidiary. Following the sale of our operating assets, which became effective on December 31, 2007, Mr. McKeage remained our president and director and became vice president of corporate development for Digital Angel, as well as of VeriChip, Digital Angel’s then-majority-owned subsidiary. Effective January 1, 2008, we began to reimburse VeriChip in the amount of $7,000 per month for Mr. McKeage’s services related to finding a suitable acquisition target for the Company, which agreement ended in May 2008.
We reimbursed Digital Angel on a monthly basis for certain business expenses incurred on our behalf. For the fiscal year ended September 30, 2007 and 2008, these costs included accounting fees, various business insurance coverages and miscellaneous business expenses. Additionally for the fiscal year ended September 30, 2007 and 2008, these costs included the salary, payroll taxes and benefits of personnel assigned to us in those years. We reimbursed $213,000 and $85,000 of these costs to Digital Angel in our fiscal year ended September 30, 2007 and 2008, respectively.
For the fiscal years ended September 30, 2008 and 2007, we charged Digital Angel $nil and $24,000, respectively, for services rendered by our chief financial officer at Digital Angel’s then-wholly-owned subsidiary, Computer Equity Corporation.
On October 8, 2008, we entered into a Sublease with Digital Angel for our corporate headquarters located in Delray Beach, Florida consisting of approximately 7,911 feet of office space, which space is shared with VeriChip, which is a company that is also controlled by Mr. Silverman. The rent for the entire twenty-one month term of the Sublease is $157,500, which was paid in one lump sum upon execution of the Sublease. VeriChip reimbursed us for one-half of the Sublease payment, representing their share of the total cost of the Sublease.
Information Regarding Control Persons
On August 1, 2008, Digital Angel entered into a Purchase Agreement for the sale of 2,570,000 shares of our common stock, which constituted 49.9% of our issued and outstanding common stock as of August 1, 2008, to Blue Moon. Blue Moon paid, in consideration for the shares, an aggregate of $400,000, which amount was provided as capital contributions by the members of Blue Moon. As of December 18, 2008, Blue Moon owned 31.5% of our issued and outstanding common stock. Mr. Silverman is a manager of Blue Moon and controls a member of Blue Moon and Mr. Caragol is a manager and member of Blue Moon. For more information on the beneficial holdings of our common stock by Blue Moon and Messrs. Silverman and Caragol, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Review, Approval or Ratification of Transactions with Related Parties
It is our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment or stock option or equity grants, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the transactions discussed in “Certain Relationships and Related Transactions, and Director Independence — Transactions with Digital Angel and Affiliates” above has been reviewed and approved by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accountant Fees and Services
The following table sets forth information regarding fees for services provided by Eisner LLP and J. H. Cohn LLP for fiscal 2008 and J. H. Cohn LLP for fiscal 2007.

Services	2008 Fees	2007 Fees
	(amounts in thousands)
Audit Fees (1)	$77	$92
Audit-Related Fees(2)	—	2
Tax Fees (3)	10	16
All Other Fees	—	—

Total	$87	$110

(1)	Audit fees include the annual financial statement audit (including required quarterly reviews) and other procedures performed by our independent auditor to form an opinion on our consolidated financial statements.

(2)	Audit Related Fees include review of SEC filings.

(3)	Tax fees include tax planning and compliance services provided in relation to U.S. federal, state and local taxes.
For fiscal 2008, our audit committee pre-approval policy required the Audit Committee to pre-approve all non-audit services. During fiscal 2008, all of the audit-related services, tax services and other services were pre-approved in accordance with this policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a	)(1)	The financial statements and financial statement schedules listed below are included in this report

Reports of Independent Registered Public Accounting Firms

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

(a	)(2)	Financial statement schedules have been included in Item 15(a)(1) above.

(a	)(3)	Exhibits

See Index to Exhibits filed as part of this annual report on Form 10-K.

(c	)	Exhibits — Included in Item 15(a)(3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IFTH Acquisition Corp.
By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer, President and Acting Chief Financial Officer

Date: December 24, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman (Scott R. Silverman)	Chairman of the Board of Directors	December 24, 2008

/s/ Michael E. Krawitz (Michael E. Krawitz)	Director	December 24, 2008

/s/ William J. Caragol (William J. Caragol)	Chief Executive Officer, President, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	December 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
IFTH Acquisition Corp.
Delray Beach, Florida
We have audited the accompanying consolidated balance sheet of IFTH Acquisition Corp. and Subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows and the financial statement schedule — Valuation and Qualifying Accounts for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFTH Acquisition Corp. and Subsidiaries as of September 30, 2008, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 2008, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.
We also audited the adjustments described in Note 8 that was applied to retrospectively reclassify the September 30, 2007 and 2006 consolidated financial statements for the discontinued operations of the Company. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the September 30, 2007 and 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the September 30, 2007 and 2006 consolidated financial statements take as a whole.
/s/ Eisner LLP
New York, NY
December 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
IFTH Acquisition Corp.
Delray Beach, Florida
We have audited the accompanying consolidated balance sheet of IFTH Acquisition Corp. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2007 and 2006, prior to the adjustment described in Note 8 that was applied to reclassify the financial statements for the discontinued operations of the Company. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IFTH Acquisition Corp. and Subsidiaries as of September 30, 2007, and their results of operations and cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.
Our audits referred to above included the information in Schedule II, which presents fairly, in all material respects, the information required to be set forth therein when read in conjunction with the consolidated financial statements.
/s/ J. H. Cohn LLP
Roseland, New Jersey
December 21, 2007

IFTH ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$1,256	$405
Accounts receivable (net of allowance for doubtful accounts of $78)	—	1,477
Inventories	—	106
Marketable equity securities, available for sale	35	418
Other current assets	10	60

Total Current Assets	1,301	2,466

Property and equipment, net	—	89
Other assets	—	30

Total Assets	$1,301	$2,585

Liabilities And Stockholders’ Equity
Current Liabilities
Line of credit — Wells Fargo	$—	$2
Amounts due to Digital Angel	—	105
Accounts payable	2	550
Accrued expenses and other liabilities	100	569

Total Liabilities	102	1,226

Commitments and contingencies

Stockholders’ Equity
Preferred shares:
Authorized 5,000, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares of $.01 par value; 6,007 and 5,907 shares issued; 5,146 and 5,046 shares outstanding	60	59
Additional paid-in capital	7,143	6,854
Accumulated deficit	(5,086)	(4,408)
Accumulated other comprehensive loss	—	(228)
Treasury stock (861 shares, carried at cost)	(918)	(918)

Total Stockholders’ Equity	1,199	1,359

Total Liabilities and Stockholders’ Equity	$1,301	$2,585

See the accompanying notes to consolidated financial statements.

IFTH ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For The Years Ended September 30,
	2008	2007	2006
Continuing Operations:
General and administrative expense	$(678)	$(692)	$(931)
Loss on marketable equity securities	(430)	(23)	—
Interest income	13	120	162

Loss from continuing operations	(1,095)	(595)	(769)

Discontinued Operations:
Loss from discontinued operations	(274)	(23)	(1,373)
Gain on sale of discontinued operations	691	—	—

Income (loss) from discontinued operations	417	(23)	(1,373)

Net loss	$(678)	$(618)	$(2,142)

Continuing operations loss per common share
- basic and diluted	$(0.21)	$(0.12)	$(0.16)
Discontinued operations income (loss) per common share
- basic and diluted	$0.08	$—	$(0.28)

Net loss per common share — basic and diluted	$(0.13)	$(0.12)	$(0.44)

Weighted average number of common shares outstanding:
Basic and diluted	5,114	5,014	4,919

Comprehensive loss
Net loss	$(678)	$(618)	$(2,142)
Other comprehensive loss:
Unrealized (loss) on marketable securities available for sale and reversal	228	(228)	—

Comprehensive loss	$(450)	$(846)	$(2,142)

See the accompanying notes to consolidated financial statements.

IFTH ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended September 30, 2008, 2007 and 2006
(In thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Stock	Equity

Balance — September 30, 2005	5,757	$58	$6,653	$(1,648)	$—	$(918)	$4,145

Issuance of common stock	50	—	16	—	—	—	16
Share-based compensation	—	—	136	—	—	—	136

Net Loss	—	—	—	(2,142)	—	—	(2,142)

Balance — September 30, 2006	5,807	58	6,805	(3,790)	—	(918)	2,155

Issuance of common stock	100	1	(1)	—	—	—	—
Share-based compensation	—	—	50	—	—	—	50
Unrealized loss on marketable equity securities	—	—	—	—	(228)	—	(228)

Net Loss	—	—	—	(618)	—	—	(618)

Balance — September 30, 2007	5,907	59	6,854	(4,408)	(228)	(918)	1,359

Issuance of common stock	100	1	(1)	—	—	—	—
Share-based compensation	—	—	196	—	—	—	196
Contributed intercompany debt			94				94
Reversal of unrealized loss on marketable equity securities	—	—	—	—	228	—	228
Net Loss	—	—	—	(678)	—	—	(678)

Balance — September 30, 2008	6,007	$60	$7,143	$(5,086)	$—	$(918)	$1,199

See the accompanying notes to consolidated financial statements.

IFTH ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Three Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities
Continuing operations
Net loss	$(678)	$(618)	$(2,142)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Loss (gain) from discontinued operations	(417)	23	1,373
Share-based compensation	196	50	136
Asset impairment charges			924
Loss on marketable securities, available for sale	430	23	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,407	894	105
Decrease (increase) in inventories	106	38	(4)
(Increase) decrease in other current assets and miscellaneous receivables	(4)	91	86
Decrease in other assets	5	6	90
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(987)	(787)	107
Net cash (used in) provided by discontinued operations	(269)	4	(1,329)

Net cash used in operating activities	(211)	(276)	(654)

Cash flows from investing activities
Proceeds from sale of marketable securities	180	331	—
Capital expenditures	—	(3)	(36)
Net cash provided by discontinued operations	887	—	—

Net cash provided by (used in) investing activities	1,067	328	(36)

Cash flows from financing activities
Net (payments) borrowings on Wells Fargo line of credit	(2)	(11)	3
Net proceeds from issuance of common stock		—	16
Net (payments) borrowings from stockholder	(3)	(8)	17

Net cash (used in) provided by financing activities	(5)	(19)	36

Net increase (decrease) in cash and cash equivalents	851	33	(654)

Cash and cash equivalents — beginning of year	405	372	1,026

Cash and cash equivalents — end of year	$1,256	$405	$372

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$6	$10
Interest paid	$—	$221	$223

Non cash investing and financing information:
Marketable securities received in exchange for loan to Digital Angel	$—	$1,000	$—
Contributed intercompany debt	$94	$—	$—
See the accompanying notes to consolidated financial statements.

IFTH ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Note 1 — Summary Of Significant Accounting Policies
Business Organization And Basis Of Presentation
IFTH Acquisition Corp. (the “Company” or “IFTH”) was incorporated on September 30, 1987 as a Delaware corporation. The Company has two subsidiaries: IFTH NY Sub, Inc., a New York Corporation since 1980, and IFTH NJ Sub, Inc., a New Jersey corporation since 1983.
Effective December 31, 2007, as approved by the stockholders of IFTH at a special meeting held December 27, 2007, the Company closed the transactions contemplated by the Asset Purchase and Sale Agreement, dated November 13, 2007 (the “Sale Agreement”) between IFTH and Corporate Technologies LLC (“Corporate Technologies”), selling substantially all of the Company’s operating assets excluding accounts receivable and inventory (“Operating Assets”).
Under the terms of the Sale Agreement, the Company ceased its operations and, pursuant to an interim services agreement and an administrative services agreement entered into in connection with the Sale Agreement, Corporate Technologies agreed to assist the Company in the collection of the outstanding accounts receivable and in the sale of the remaining inventory. The Company retained its cash at the time of the closing of the Sale Agreement, the cash received from the collection of accounts receivable and the sale of inventory, and the proceeds from the sale and plans to utilize these funds to seek to acquire an operating business unrelated to the business sold to Corporate Technologies.
In connection with the sale of the Company’s assets to Corporate Technologies, the Company’s stockholders also approved an amendment pursuant to which it changed its name from InfoTech USA, Inc. to IFTH Acquisition Corp. on December 31, 2007. Additionally, pursuant to the Sale Agreement, the Company’s wholly owned subsidiaries changed their names from InfoTech USA, Inc. to “IFTH NJ Sub, Inc.” and from Information Technology Services, Inc. to “IFTH NY Sub, Inc.”
After the completion of the sale, the Company did not engage in any business activity other than paying its outstanding liabilities, liquidating its remaining inventory and collecting its outstanding receivables. Management’s primary purpose at that time was to locate and acquire an attractive operating business seeking to become publicly traded.
On August 1, 2008, Digital Angel Corporation (formerly Applied Digital) (“Digital Angel”) sold 2,570 shares of the Company’s common stock to Blue Moon Energy Partners LLC (“Blue Moon”). The shares represented 49.9% of the Company’s outstanding common stock at that time.
On December 5, 2008, the Company acquired 100% of the ownership interests of National Credit Report.com, LLC, a Florida limited liability company (“NCRC”), a business engaged in the identity security market providing credit monitoring and reporting products and services. See Note 13 for more information.
Basis Of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
The Company’s acquired subsidiary revenue from the sale of a single credit report is recognized when the credit report is delivered to the customer. Revenue from the sale of annual subscriptions for credit monitoring and credit protection is recognized ratably over each subscriber’s annual subscription period. The Company also offers credit monitoring and credit protection on a month-to month basis. In certain circumstances, the Company sells a bundled offer whereby a customer receives a single credit report and monitoring. In such circumstances, the Company allocates based on vendor specific objective evidence the associated revenue to the credit report and to the subscription, which the Company recognizes such subscription portion over the related period.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.

Investment in Marketable Equity Securities
Investments in marketable equity securities classified as “available for sale” are recorded at fair value based on quoted market prices and unrealized gains and losses are reported as accumulated other comprehensive income (loss) as a separate component within stockholders’ equity. The cost of securities sold is based on the first in first out method.
All of the Company’s available for sale investments are subject to a periodic review pursuant to Emerging Issues Task Force No. 03-1. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Marketable securities are evaluated for impairment if the decline in fair value below cost basis is significant and / or has lasted for an extended period of time. Factors indicative of an other-than-temporary decline include recurring operating losses, credit defaults and subsequent rounds of financings at an amount below the cost basis of the investment. When a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period’s operating results to the extent of the decline.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations as incurred. Upon retirement or sale, any assets disposed of are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Capitalized values of property under leases are amortized over the life of the lease or the estimated life of the asset, whichever is less.
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
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.
FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized, and the second step is to determine the amount to be recognized:
•	income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•	if a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
Effective October 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
The Company is subject to the provisions of FIN 48 as of October 1, 2007, and has analyzed filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, we have recorded no tax liability and have no unrecognized tax benefits as of the date of adoption.
The Company files consolidated tax returns in the United States Federal jurisdiction and in New Jersey. The Company is no longer subject to US Federal or state income tax examinations for fiscal years before 2002.

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
Since the Company had net losses in 2008, 2007 and 2006, the assumed effects of the exercise of employee stock options for the purchase of 5,570, 3,975, and 3,975 common shares and 300 warrants outstanding at September 30, 2008, 2007 and 2006, respectively, would have been anti-dilutive and, accordingly, dilutive per share amounts are not presented.
Cash And Cash Equivalents
The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained in bank accounts in amounts which, at times, may exceed federally insured limit. Management believes that the Company is not exposed to any significant risk of loss of financial assets due to the failure of these financial institutions.
Fair Value Of Financial Instruments
The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP. The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The three levels of the fair value hierarchy under SFAS 157 are described below:
•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
At September 30, 2008, the Company had Level 1 investments of approximately $35 for which quoted prices in active markets were used to value the underlying securities.
Stock-based compensation
The Company accounts for equity-based compensation based on Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires that the fair value of such equity instruments be measured based on the fair value of the instruments on the date they are granted and that an estimate of the portion of the fair value that will vest be recognized in the financial statements as an expense over the period during which the employees are required to provide services in exchange for the equity instruments.
The Company adopted SFAS 123(R) effective October 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has elected the modified prospective application transition method which requires that the provisions of SFAS 123(R) be applied going forward from the date of adoption to new share-based payments, and to all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123(R). The Company recognized $290 of compensation expense in 2008 from 1,595 stock options granted in 2008, restricted stock grants, and modification of existing stock options. The Company did not grant any stock options during 2007 or 2006 and all outstanding options were fully vested as of September 30, 2005. However, in January 2006, the Company modified certain existing stock option agreements and granted restricted stock. Accordingly, there was $50 and $136 of compensation expense recognized in 2007 and 2006, respectively, as a result of the adoption of SFAS 123(R). To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company followed the alternative transition method discussed in Financial Accounting Standards Board Staff Position No. 123(R) — 3.
A summary of options outstanding under the Company’s stock option plans as of September 30, 2008 and changes during the year then ended is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)

Outstanding at October 1, 2007	3,975	$0.38	2.4
Granted	1,595	0.21	9.8
Exercised	—	—	—
Forfeited or Expired	—	—	—

Outstanding at September 30, 2008	5,570	$0.33	4.5	—	*

Exercisable at September 30, 2008	4,125	$0.37	2.7	—	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s stock was $0.21 per share at September 30, 2008 based upon its closing price on the OTCBB.
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for determining the fair value of options granted in 2008 (there were no grants in 2007 and 2006):

2008

Risk-free interest rates	3.4%
Expected option lives	5.5 years
Expected volatilities	85%
Expected dividend yields	0%
The Black-Scholes value for the options granted during the year ended September 30, 2008 was $0.15.

No options were exercised during 2008 and 2007. The total intrinsic value of options exercised during 2006 was $16.
In January 2006, the Company granted its chairman of the board and its chief executive officer 100 shares of its restricted stock each. This stock fully vested in January 2008. The Company determined the fair value of the stock to be $100 based on the closing price of its stock on the date of grant. The fair value of the restricted stock was recognized as compensation expense over the vesting period. Compensation expense was recorded in connection with the restricted stock during 2008, 2007 and 2006 in the amount of $13, $50 and $37, respectively.
In addition, during July 2008, the Company granted options exercisable for approximately 645 shares of common stock to consultants and non-employees of the Company. In accordance with FAS 123(R), the Company recorded compensation expense of $18 associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company will be required to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. This re-measurement at September 30, 2008, did not result in additional compensation expense for the year ended September 30, 2008. The remaining fair value of the invested grants were $68 at September 30, 2008.
Recent Accounting Pronouncements:
On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” which replaces SFAS 141 but retains the fundamental concept of purchase method of accounting in a business combination and improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and any noncontrolling interest at the acquisition date measured at their fair value as of that date. This statement requires measuring a noncontrolling interest in the acquiree at fair value which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. This statement also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition fair values. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141(R) on its financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which they have chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a significant effect on its financial position or results of operations.
On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51, which will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. In addition, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a significant effect on its financial position or results of operations.
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is our first quarter of fiscal year 2009. The Company does not expect the adoption of FSP SFAS 157-1 to have a material impact to our consolidated results of operations and financial position.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. The Company does not expect the adoption of FAS 161 to have a material impact to our consolidated results of operations and financial position.
EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. EITF 07-05 is effective as of the beginning of our 2010 fiscal year. The Company is evaluating the impact of EITF 07-5 on our consolidated financial position and results of operations.
Note 2 — Marketable Securities
As explained in Note 12 below, on May 15, 2007, the Company entered into a Satisfaction of Loan Agreement with Digital Angel whereby the Company received 704 shares of its common stock with a fair value of $1,000 in payment of a loan due to the Company in that amount. At September 30, 2007, the Company had classified the shares as available for sale marketable equity securities and in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” is recording unrealized changes in their fair value as part of its comprehensive income. During the year ended September 30, 2008, the Company sold 361 shares and realized a loss of $331 and during the year ended September 30, 2007, the Company sold 249 shares and realized a loss of $23. The remaining shares had a cost of $134 and a market value of $35 at September 30, 2008 and a cost of $646 and a market value of $418 at September 30, 2007. Accordingly, the Company has included its $99 decline in fair value as other then temporary and reported the impairment in loss on marketable equity securities on the Consolidated Statement of Operations as of September 30, 2008.
Note 3 — Property and Equipment

	2008	2007

Computer equipment	$—	$339
Furniture and fixtures	—	76
Leasehold improvements	—	63

	—	478
Less accumulated depreciation and amortization	—	(389)

Totals	$—	$89

Note 4 — Goodwill
Goodwill consisted of the unamortized excess of cost over fair value of tangible and identifiable intangible assets net of liabilities of the Company at the date of acquisition. The Company applied APB No. 16, “Business Combinations,” and used the purchase method of accounting for this acquisition in 2001. Goodwill was fully written off at September 30, 2006 as shown below:

2006
Original balance	$2,339
Less accumulated amortization	(185)
Less impairment charges	(2,154)

Carrying value	$—

Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill amortization ceased upon the adoption of the standard. SFAS 142 also required an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. As of September 30, 2006, following the valuation analysis it was determined that due to the Company’s historical losses, including the loss incurred in fiscal year ended September 30, 2006, the overall volatility of the IT industry and the Company’s projected marginal profitability in the future, the goodwill was fully impaired, resulting in a carrying value of $0 as of the end of fiscal year 2006. Accordingly no valuation analysis was performed at September 30, 2008. Valuation analysis testing for goodwill impairment as of September 30, 2006 resulted in a charge for goodwill impairment of $924.
Note 5 — Financing Arrangements
The Company’s financing agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”), entered into on June 30, 2004, provided financing up to $4,000 with interest at Wells Fargos prime rate plus 3%. The Company also had a wholesale financing agreement with IBM Credit in effect as of September 30, 2007 that provided for inventory financing up to $600 and was secured by a letter of credit in the amount of $600.
As of September 30, 2008 and 2007, the Company had a borrowing base of approximately nil and $386, respectively, and availability under the credit facility as of September 30, 2008 and 2007 of approximately nil and $384, respectively.
Borrowings under the Wells Fargo line of credit amounted to nil and $2 at September 30, 2008 and 2007, respectively. Borrowings under the IBM Credit financing arrangement amounted to nil and $273 at September 30, 2008 and 2007, respectively, and were included in either accounts payable or accrued expenses and other liabilities.
On May 19, 2005, the Company entered into an arrangement, which was amended September 28, 2007, with one of its primary suppliers, Ingram Micro Inc. (“Ingram”), pursuant to which Ingram provided the Company with a credit line of up to $250. Payments for purchases under this credit line were due and payable within 30 days from the date of invoice. Amounts not repaid within 10 days past due bore interest at 1 1/2% per month. The credit line was secured by a security interest in substantially all of the Company’s equipment, inventory and accounts receivable. Advances under the credit line were subordinate and junior in right of payment to borrowings under the Company’s credit facility with Wells Fargo. The Company had nil and $97 outstanding with Ingram as of September 30, 2008 and 2007, respectively, and the borrowings were included in either accounts payable or accrued expenses and other liabilities.
The Company repaid all of the Company’s loans, and all of the Company’s financial arrangements with Wells Fargo, IBM Credit and Ingram were terminated upon completion of the sale of the operating assets to Corporate Technologies.

Note 6 — Income Taxes
The reconciliation of the effective tax rate with the statutory Federal income tax rate is as follows:

	Years Ended September 30,
	2008	2007	2006
	%	%	%

Statutory rate	(34)	(34)	(34)
Non-deductible permanent difference	3	2	2
Non-deductible goodwill write-off	—	—	15
Increase in deferred tax valuation allowance	38	31	22
State income taxes, net of Federal benefits	(6)	(6)	(6)
Other	(1)	7	1

Totals	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2008	2007
Deferred Tax Assets:
Asset reserves / other	$50	$44
Property and equipment	—	22
Stock options	73	11
Net operating loss carryforwards	3,005	2,799

Gross deferred tax assets	3,127	2,876
Valuation allowance	(3,127)	(2,876)

Net Deferred Tax Assets	$—	$—

At September 30, 2008, the Company has net operating loss carryforwards of approximately $7,286, inclusive of the gain on the sale of the business operations which will expire in varying amounts through 2026. Utilization of the Company’s net operating losses may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
A portion of the Company’s net operating loss carryforwards arose prior to a change of control during December 2000 and the change of control in 2008. As a result, these net operating loss carryforwards are subject to the annual limitations. Therefore, management believes the Company is not more likely than not to realize the tax benefits associated with the net operating loss carryforwards that arose prior to the change of control and therefore has fully reserved the net operating losses.
As of September 30, 2008 and 2007, the valuation allowance was $3,127 and $2,876, respectively. The valuation allowance increased by $251, $193 and $472 in 2008, 2007 and 2006, respectively.
Note 7 — Stockholders’ Equity
Stock Option Plans
In February 1998, a stock option plan (the “1998 Plan”) was approved by the stockholders. The 1998 Plan was amended in January 2000. Under the revised plan, 1,000 shares of common stock are reserved for issuance upon the exercise of options designated as either incentive stock options or non-qualified stock options. The 1998 Plan terminated in February 2008. Options granted under the 1998 Plan will expire not more than ten years from the date of grant. Options granted under the plan generally have a vesting period of four years. At September 30, 2008, the 1998 Plan terminated with no options outstanding.

In January 2001, 650 stock options were granted to a director and consultant under a special option plan. As of September 30, 2008, they were fully vested and expire 10 years from date of grant.
In March 2001, the stockholders approved the 2001 Flexible Stock Plan (the “2001 Plan”). Under the 2001 Plan, the number of shares which may be issued or sold, or for which options, Stock Appreciation Rights (“SARs”) or Performance Shares may be granted to certain directors, officers and employees of the Company is 2,500 per year, plus an annual increase, effective as of the first day of each calendar year, commencing with 2002, equal to 25% of the number of outstanding shares as of the first day of such calendar year, but in no event more than 10,000 shares in the aggregate. A total of 10,000 and 9,844 shares were subject to grants outstanding under the 2001 Plan at September 30, 2008 and 2007, respectively. The 4,920 options and 200 restricted stock outstanding as of September 30, 2008 were granted with various vesting schedules and as of September 30, 2008, 3,675 were fully vested. The options are exercisable over a period ranging from eight to ten years from the date of grant.
In March 2008, the Company extended of the expiration date of the 925 stock options held by its members of the board. During 2008, compensation expense of $121 was recorded in connection with the options.
A summary of stock option activity related to the Company’s stock option plans is as follows:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding on October 1	3,975	$.38	3,975	$.38	4,105	$.38
Granted	1,595	.21	—	—	—	—
Exercised	—	—	—	—	(50)	(.34)
Forfeited	—	—	—	—	(80)	(.57)

Outstanding on September 30	5,570	.33	3,975	.38	3,975	.38

Exercisable on September 30	4,125	$.37	3,975	$.38	3,975	$.38

Employee Stock Purchase Plan
On December 17, 1998, the Company adopted the 1999 Employee Stock Purchase Plan (the “1999 Plan”) whereby 200 shares of common stock were reserved for issuance to eligible employees. A participant may have up to 10% of their earnings withheld during a period of approximately six months commencing on the first trading day on or after April 1 and terminating on the last trading day ending the following September 30, or commencing on the first trading day on or after October 1 and terminating on the last trading day ending the following March 31. The purchase price shall be an amount equal to 85% of the fair market value of a share of common stock on the enrollment date, or on the exercise date, whichever is lower. There were no purchases under the 1999 Plan during 2008, 2007 and 2006.
Warrants
As of September 30, 2008, 2007 and 2006, the Company had 300 warrants outstanding at an exercise price of $0.58 per share. The warrants expire on December 31, 2010.

Note 8 — Discontinued Operations
In December 2007, we entered into the Sale Agreement with Corporate Technologies. As a result of the sale, the Company’s operating results related to its IT solutions business are now classified as discontinued operations for all periods presented in this Annual Report and are comprised as follows:

	Years Ended September 30,
	2008	2007	2006

Revenue	$1,931	$11,898	$16,010

Cost of sales	1,565	9,423	13,333

Gross profit	366	2,475	2,677

Selling, general and administrative expenses	602	2,269	2,902
Asset impairment	—	—	925
Interest and other (expense) income	—	—
Interest expense	(38)	(229)	(223)

Loss from discontinued operations	(274)	(23)	(1,373)
Gain on sale of discontinued operations	691	—	—

Income (loss) from discontinued operations	$417	$(23)	$(1,373)

Loss from discontinued operations per common share — basic and diluted	$(0.05)	$(0.00)	$(0.28)
Weighted average number of common shares outstanding — basic and diluted	5,114	5,014	4,919
Under the terms of the agreement, $800 was received in cash and $200 of the proceeds were held in escrow for a period of three months following the closing pending the reduction in real property rental expenses. As we were able to reduce the monetary amounts of the operating lease commitments that were assumed by the buyer, incremental amounts of the $200 held in escrow were to be paid to us. As of September 30, 2008, $67 was paid as full settlement of the escrow. As result, after deducting the operating assets and expenses related to the sale of $176, the Company recorded a gain on the sale of approximately $691.
Note 9 — 401(k) Plan
The Company had a 401(k) Savings Plan (the “Plan”) for the benefit of all eligible employees. An employee would become a participant after the completion of three months of service and the attainment of 20 years of age.
Participants could elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions were a discretionary percentage match. The Company could make optional contributions for any Plan year at its discretion.
During 2008, 2007 and 2006, there were no Company contributions to the Plan.
Note 10 — Commitments And Contingencies
Legal Proceedings
The Company was not party to any material legal proceedings or claims as of September 30, 2008. Accordingly, management does not anticipate any material adverse impact on the Company’s financial position, results of operations or cash flows as a result of legal proceedings or claims.
Note 11 — Related Party Transactions
Until August 1, 2008, Digital Angel owned 49.9% of the Company’s common stock and incurred certain expenses on behalf of the Company. In 2008, 2007 and 2006, these costs included accounting fees, various business insurance coverages and miscellaneous business expenses. Additionally in 2007 and 2006, these costs included the salary, payroll taxes and benefits of personnel assigned to the Company in those years. The Company reimbursed $85, $213 and $287 of these costs to Digital Angel in 2008, 2007 and 2006, respectively.
For the fiscal years ended September 30, 2008 and 2007, the Company charged Digital Angel $nil and $24, respectively, for services rendered by the Company’s chief financial officer at Digital Angel’s then-wholly-owned subsidiary, Computer Equity Corporation.

At September 30, 2007 the amount due to Digital Angel was $105. This amount arose out of inter-company expenses.
On June 27, 2003, the Company loaned $1,000 to Digital Angel pursuant to the terms of a Commercial Loan Agreement and Term Note. Under the terms of the loan, interest, which accrued at an annual rate of 16%, was due and payable on a monthly basis beginning July 31, 2003. Interest income paid or accrued on the loan to the Digital Angel amounted to $0, $120, and $162 in 2008, 2007 and 2006, respectively.
On May 15, 2007, the Company entered into a Satisfaction of Loan Agreement (“Agreement”) with Digital Angel with respect to the Commercial Loan Agreement. Under the Agreement, Digital Angel issued to the Company 833 shares (the “Shares”) of its common stock, having an aggregate fair value of approximately $1,000 as explained below. On June 11, 2007, the registration statement covering the Shares was declared effective by the Securities and Exchange Commission (“SEC”) (the “Effective Date”) and on June 22, 2007 the shares became freely tradeable. In accordance with the Agreement, once the registration statement covering the Shares was declared effective by the SEC and the Shares became freely tradeable by the Company, Digital Angel was in full satisfaction of all principal, interest and other amounts owed to the Company under the loan documents. Additionally, in accordance with the Agreement, on the Effective Date, the exact number of shares to be delivered to the Company was determined to be 704, which was calculated by dividing the outstanding principal amount of the note of $1,000 by the average daily closing prices for a share of Digital Angel’s common stock on each trading day occurring during the ten trading day period ending on and including the trading day immediately preceding the Effective Date of the Registration Statement of $1.421.
On January 20, 2006, Jonathan McKeage was appointed the Company’s chief executive officer, president and director. From 2004 until that time, Mr. McKeage was vice president of business development of Digital Angel, as well as of Destron Fearing Corp., Digital Angel’s now-wholly-owned subsidiary. Following the sale of the Company’s operating assets, which became effective on December 31, 2007, Mr. McKeage remained the Company’s president and director and became vice president of corporate development for Digital Angel, as well as of VeriChip, Digital Angel’s then-majority-owned subsidiary. Effective January 1, 2008, the Company began to reimburse VeriChip in the amount of $7,000 per month for Mr. McKeage’s services related to finding a suitable acquisition target for the Company, which agreement ended in May 2008. VeriChip is a company that is controlled by Scott Silverman, the Company’s chairman of the board.
On October 8, 2008, the Company entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida consisting of approximately 7,911 feet of office space, which space is shared with VeriChip. The rent for the entire twenty-one month term of the sublease is $158, which was paid in one lump sum upon execution of the sublease. VeriChip reimbursed the Company for one-half of the Sublease payment, representing their share of the total cost of the sublease.
As of December 18, 2008, Blue Moon Energy owned 31.5% of our outstanding common stock. Currently, Scott R. Silverman, our chairman of the board, is a manager of Blue Moon and controls a member of Blue Moon and William J. Caragol, our chief executive officer, president and acting chief financial officer, is a manager and member of Blue Moon.
In lieu of salary through 2009, on October 24, 2008 when Mr. Caragol was appointed acting chief executive officer and acting chief financial officer, he received one million shares of our common stock, half of which was restricted until he became an officer on December 3, 2008. The shares issued will be compensation expenses in the period earned. In addition, in October 2008, in lieu of compensation through 2009, we granted one million shares of stock to Mr. Silverman, half of which was restricted and vested upon the completion of the acquisition of NCRC in December 2008.

Note 12 — Summarized Quarterly Data (Unaudited)
The following table sets forth the unaudited summarized operating data for each of the quarters in the period ended September 30, 2008 and 2007:

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2008
Loss from continuing operations	$(202)	$(263)	$(99)	$(531)	$(1,095)
Income from discontinued operations	279	75	—	63	417
Net income (loss)	77	(188)	(99)	(468)	(678)
Net income (loss) per common share - basic and diluted	0.02	(0.04)	(0.02)	(0.09)	(0.13)

2007
Loss from continuing operations	$(193)	$(190)	$(207)	$(5)	$(595)
Income from discontinued operations	229	(44)	43	(251)	(23)
Net income (loss)	36	(234)	(164)	(256)	(618)
Net income (loss) per common share - basic and diluted	0.01	(0.05)	(0.03)	(0.05)	(0.12)
Net income (loss) per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts of net income (loss) per common share will not necessarily equal the total for the year.
Note 13 — Subsequent Events
On October 8, 2008, the Company entered into a Sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida consisting of approximately 7,911 feet of office space, which space is shared with VeriChip. The rent for the entire twenty-one month term of the Sublease is $158, which was paid in one lump sum upon execution of the Sublease. VeriChip reimbursed the Company for one-half of the Sublease payment, representing their share of the total cost of the Sublease.
On December 5, 2008, the Company completed an acquisition of NCRC, pursuant to a securities purchase agreement by and among the Company, NCRC, and the sellers named therein (referred to as the “Purchase Agreement”).
The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1.0 million shares of the Company’s common stock, par value $0.01 per share. In conjunction with the transaction, the Company issued 3.0 million stock options to the sellers of NCRC in consideration of their continued involvement with the operations of NCRC. We incurred normal acquisition-related costs of approximately $130 in connection with the transactions contemplated under the Purchase Agreement.
All of the options were granted at a strike price of $0.18 per share and were fully vested as of the date of grant. The common shares issued at market value and stock options granted at fair value as determined by Black-Scholes model were valued at $475, as of the date of the acquisition. The accounting treatment of the acquisition of NCRC by the Company was viewed to be a purchase transaction. The total purchase price of $605 (including transition costs) in excess of NCRC’s book value will be allocated to acquired intangibles and goodwill. The purchase price has been preliminarily allocated to the tangible assets acquired and intangible assets, primarily goodwill.

IFTH ACQUISITION CORP. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance	Additions		Balance
	at	(Deductions) Charged	Other	at End
	Beginning	to Costs and	(Additions)	of
Deducted from Assets	of Period	Expenses	Deductions	Period

Allowance for Doubtful Accounts:
Year ended September 30, 2006	$103	$25	$13 (a)	$115
Year ended September 30, 2007	115	(24)	13	78
Year ended September 30, 2008	78		78	—

Deferred Tax Valuation Allowance:
Year ended September 30, 2006	$2,211	$—	$(472)	$2,683
Year ended September 30, 2007	2,683	—	(193)	2,876
Year ended September 30, 2008	2,876	—	(251)	3,127

(a)	Amounts written off, net of recoveries.

S-1

Exhibit Index

Exhibit
Number	Description

2.1
Securities Purchase Agreement dated December 5, 2008 by and among the Company, National Credit Report.com, LLC, Jared Shaw, Ivan Posniak, Andrew Larkin, John Thau, Adam Cohen and Safeguard Acquisition, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2008)

2.2
Asset Purchase and Sale Agreement, dated November 13, 2007, among the Company, InfoTech USA, Inc., Information Technology Services, Inc. and Corporate Technologies LLC (incorporated by reference to the registrant’s Current Report on Form 8-K filed with the SEC on November 15, 2007)

3.1	Amended and Restated Certificate of Incorporation dated April 21, 1997, as amended

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003)

10.1
Non-Qualified Stock Option Award Granted to David A. Loppert dated January 1, 2001 (incorporated by reference to Exhibit 4.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 20, 2002)

10.2	Form of Non-Plan Stock Option Award Agreement

10.3*	1998 Incentive Stock Option Plan, as Amended (incorporated herein by reference to Exhibit 99 to the registrant’s definitive Proxy Statement filed with the SEC on December 27, 1999)

10.4*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s definitive Proxy Statement filed with the SEC on December 28, 1998)

10.5*	2001 Flexible Stock Plan, as amended

10.6*	Letter Agreement, dated December 5, 2008, between National Credit Report.com, LLC and Mark Kane

10.7*	Form of Consulting Agreement of National Credit Report.com, LLC

10.8*	Form of Consulting Agreement of National Credit Report.com, LLC

10.9*	Form of Restricted Stock Award Agreement under the 2001 Flexible Stock Plan, as amended

10.10*	Form of Stock Option Award Agreement under the 2001 Flexible Stock Plan, as amended

10.11*	Form of Stock Option Award Agreement under the 2001 Flexible Stock Plan, as amended

10.12
Satisfaction of Loan Agreement, dated as of May 15, 2007, among the Company and Digital Angel Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2007)

10.13
Consent to Satisfaction of Loan to Digital Angel Corporation dated May 11, 2007, among Wells Fargo Business Credit, the Company, InfoTech USA, Inc. and Information Technology Services, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2007)

Exhibit
Number	Description

10.14	Letter dated September 28, 2007, from Ingram Micro Inc. to the Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2007)

10.15
Letter Agreement dated as of November 14, 2007, among the Company, Information Technology Services, Inc. and Wells Fargo Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2007)

10.16	Equidata Marketing Affiliate Agreement dated October 1, 2008 between the Company and Equidata, Inc.

10.17	Sublease dated October 8, 2008 between the Company and Digital Angel Corporation

21.1	List of Subsidiaries of the Company

23.1	Consent of Eisner LLP

23.2	Consent of J. H. Cohn LLP

31.1	Certification of William J. Caragol, Chief Executive Officer of the Company, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2	Certification of William J. Caragol, Acting Chief Financial Officer of the Company, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.