Form 10-Q
period 2008-12-31
IFTH ACQUISITION CORP
filed 2009-02-17
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-22693
IFTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445	(561) 805-8000
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 11, 2009 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	8,146,398

IFTH Acquisition Corp.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
IFTH Acquisition Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(Unaudited)

	December 31,	September 30,
	2008	2008

Assets
Current assets:
Cash and cash equivalents	$840	$1,256
Accounts receivable	5	—
Marketable equity securities, available for sale	47	35
Other current assets	88	10

Total current assets	980	1,301

Fixed assets, net	82	—
Goodwill	473	—
Other assets	24	—

Total assets	$1,559	$1,301

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities:
Accounts payable	$68	$2
Accrued expenses and other liabilities	86	100

Total current liabilities	154	102

Total liabilities	154	102

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 9,007 and 6,007 shares issued; 8,146 and 5,146 shares outstanding	90	60
Additional paid-in capital	7,881	7,143
Accumulated deficit	(5,660)	(5,086)
Accumulated other comprehensive income	12	—
Treasury stock, 861 shares, carried at cost	(918)	(918)

Total stockholders’ equity	1,405	1,199

Total liabilities and stockholders’ equity	$1,559	$1,301

See the accompanying notes to condensed consolidated financial statements.

IFTH Acquisition Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended December 31,
	2008	2007

Revenue	$16	$—
Cost of sales	7	—

Gross profit	9	—

Operating expenses:
Selling, general and administrative	585	205

Operating loss	(576)	(205)

Interest and other income	2	3

Loss from continuing operations	(574)	(202)

Discontinued Operations:
Loss from discontinued operations	—	(261)
Gain on sale of discontinued operation	—	540

Income from discontinued operations	—	279

Net (loss) income	$(574)	$77

Net loss per common share from continuing operations — basic and diluted	$(0.09)	$(0.04)
Net income per common share from discontinued operations — basic and diluted	—	0.06

Net (loss) income per common share — basic and diluted	$(0.09)	$0.02

Weighted average number of common shares outstanding:
Basic and diluted	6,459	5,046

Comprehensive (Loss) Income
Net (loss) income	$(574)	$77
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	12	(227)

Comprehensive loss	$(562)	$(150)

See the accompanying notes to condensed consolidated financial statements.

IFTH Acquisition Corp. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive		Total
	Number	Amount	Capital	Deficit	Income	Treasury Stock	Stockholders’Equity
Balance— October 1, 2008	6,007	$60	$7,143	$(5,086)	$—	$(918)	$1,199
Share-based compensation	2,000	20	354	—		—	374
Shares and options issued for purchase of NCRC	1,000	10	384	—		—	394
Unrealized gain on available for sale securities	—	—	—	—	12	—	12
Net loss	—	—		(574)		—	(574)

Balance— December 31, 2008	9,007	$90	$7,881	$(5,660)	$12	$(918)	$1,405

See the accompanying notes to condensed consolidated financial statements.

IFTH Acquisition Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	December 31,
	2008	2007
Cash flows from operating activities
Net (loss) income	$(574)	$77
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation	374	13
Income from discontinued operations:	—	(279)
Changes in operating assets and liabilities
Decrease in accounts receivable	—	561
Decrease in inventories	—	62
Increase in other current assets	(76)	(802)
Decrease in other assets	—	6
Decrease in accounts payable and accrued expenses and other liabilities	(78)	(148)

Net cash used in discontinued operations	—	(256)
Net cash used in operating activities	(354)	(766)

Cash flows from investing activities
Acquisition costs, net of cash acquired	(62)	—
Net cash provided by discontinued operations	—	800

Net cash (used in) provided by investing activities	(62)	800

Cash flows from financing activities
Net payments on line of credit	—	(2)
Net payments to former parent company	—	(3)

Net cash used in financing activities	—	(5)

Net (decrease) increase in cash and cash equivalents	(416)	29

Cash and cash equivalents — beginning of period	1,256	405

Cash and cash equivalents — end of period	$840	$434

See the accompanying notes to condensed consolidated financial statements.

IFTH Acquisition Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
On December 5, 2008, IFTH Acquisition Corp., doing business as Steel Vault (the Company), completed an acquisition of National Credit Report.com, LLC (“NCRC”), a Florida limited liability company, pursuant to a securities purchase agreement, dated as of December 5, 2008 (the “Purchase Agreement”). The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1,000 shares of the Company’s common stock, par value $0.01 per share. In conjunction with the transaction, the Company issued 3,000 stock options to the sellers of NCRC. The stock options vested immediately and had a strike price of $0.18.
In conjunction with the acquisition of NCRC, the Company launched its business plan to offer consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and to understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. The Company also announced its intention to change its name to Steel Vault.
The Company is a Delaware corporation incorporated in September 1987. Prior to December 31, 2007, the Company was a full service provider of information technology (IT) solutions, delivering complete lifecycle IT solutions for its customers. Effective December 31, 2007, as approved by our stockholders at a special meeting held December 27, 2007, we closed the transactions contemplated by the asset purchase and sale agreement, dated November 13, 2007 (the “Sale Agreement”), between us and Corporate Technologies LLC (“Corporate Technologies”), pursuant to which we sold all of our operating assets (the business known as “InfoTech USA, Inc.” or “InfoTech”) and ceased our operations.
On August 1, 2008, Digital Angel Corporation (formerly known as Applied Digital Solutions, Inc.) (“Digital Angel”) sold 2,570 shares of the Company’s common stock to Blue Moon Energy Partners LLC (“Blue Moon”). The shares represented 49.9% of the Company’s outstanding common stock at that time. See Note 6 — Related Party Transactions.
Effective December 3, 2008, the board of directors appointed William J. Caragol as chief executive officer, president, acting chief financial officer and director of the Company. On the same date, Kay E. Langsford resigned as a member of the board of directors of the Company.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of December 31, 2008 and September 30, 2008 (the September 30, 2008 financial information included in this Quarterly Report on Form 10-Q has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008), and for the three months ended December 31, 2008 and 2007 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. As a result of the Company’s sale of InfoTech, results of operations and cash flows presented in the December 31, 2007 period have been presented as discontinued operations for comparative purposes (see “Discontinued Operations”).
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, among others.

IFTH Acquisition Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced losses from operations of $574 and negative operating cash flows $354 for the three months ended December 31, 2008. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations over the next twelve months. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
The unaudited condensed consolidated statements of operations for the three months ended December 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.
Accounting Policies
Revenue Recognition
[a]	Revenue from the sale of credit report is recognized when the credit report is delivered to the customer. Revenue from the sale of annual subscriptions for credit monitoring and credit protection is recognized ratably over each subscriber’s annual subscription period. The Company also offers credit monitoring and credit protection on a month-to month basis. In certain circumstances, the Company sells a bundled offer whereby a customer receives a single credit report and monitoring. In such circumstances, the Company allocates a portion of the associated revenue to the credit report with the balance recognized ratably over the subscription period.

[b]	Commission revenue is comprised of commissions earned by the Company for the credit reports, credit monitoring, and credit protection services provided to a third party customer on that customer’s website. Commission revenue is recognized when the credit reports, credit monitoring, and credit protection services have been provided to the customer. Generally, the Company invoiced its customers on a monthly basis for costs incurred from their credit reporting vendor plus a commission. For the three months ended December 31, 2008, gross commission revenue was approximately $5.
Subscriber Acquisition Costs
Subscriber acquisition costs represent marketing expenses used to acquire subscribers. Subscriber acquisition costs are expensed in the period incurred. For the three months ended December 31, 2008 subscriber acquisition costs were $1.

Fair Value Of Financial Instruments

The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with GAAP. The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 October 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in generally accepted accounting principles for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

At December 31, 2008, the Company had Level 1 investments of approximately $47 for which quoted prices in active markets were used to value the underlying securities.

2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3. Net Income (Loss) Per Common Share
The Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

IFTH Acquisition Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
At December 31, 2008 and 2007, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	December 31,
	2008	2007
Outstanding stock options	8,435	3,975
Warrants (exercisable at $.5775 per share)	300	300

Totals	8,735	4,275

The assumed exercise of the employee stock options and warrants outstanding at December 31, 2007, and the application of the treasury stock method, had no impact on the basic weighted average number of common shares outstanding and, accordingly, had no effect on net income per common share for the three months ended December 31, 2007. The application of the treasury stock method had no impact on the basic weighted average number of common shares outstanding because the average price of the Company’s stock for the quarter ended December 31, 2007 did not exceed the strike price of any of the options or warrants outstanding. As a result of the net loss for the three months ended December 31, 2008, no potentially dilutive shares were calculated since the effect would be anti-dilutive.
4. Acquisition
On December 5, 2008, the Company completed an acquisition of NCRC, pursuant to the Purchase Agreement. The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1,000 shares of the Company’s common stock, par value $0.01 per share, valued at $130. In conjunction with the transaction, the Company issued 3,000 stock options with a fair value of $264 to the sellers of NCRC in consideration of their continued involvement with the operations of NCRC. The Black Scholes assumption used to value the NCRC options are the same as those described in Note 5. The options vested immediately and had a strike price of $0.18. Included in the purchase price was approximately $77 in acquisition costs. The total cost of the acquisition was $470.
The total purchase price of the businesses acquired was allocated as follows:

Cash	$15
Accounts receivable	4
Equipment	82
Other assets	27

Current liabilities	(131)

Total	$(3)

The NCRC acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the net liabilities of $3, based on preliminary evaluations, was recorded as goodwill of $473.
The results of NCRC have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three months ended December 31, 2008 are included below. Such pro forma information assumes that the above acquisition had occurred as of October 1, 2008, and revenue is presented in accordance with our accounting policies. This summary is not necessarily indicative of what our results of operations would have been had IFTH and NCRC been combined entities during such period, nor does it purport to represent results of operations for any future periods.

Three Months
Ended December 31,
(In thousands, except per share amounts)	2008
Net operating revenue	$61
Net loss from continuing operations attributable to common shareholder — basic and diluted	$(364)
Net loss from continuing operations per common share — basic and diluted	$(.05)

IFTH Acquisition Corp. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
(in thousands, except per share data)
(unaudited)
5. Stock-Based Compensation
A summary of option activity (does not include common stock and restricted stock) under the plans as of December 31, 2008 and changes during the period is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value

Outstanding October 1, 2008	5,570	$0.35	4.5
Granted	2,743	0.18	9.9
Exercised	—	—	—
Forfeited or Expired	(375)	—	—

Outstanding at December 31, 2008	7,938	$0.28	6.6	$1,617	*

Exercisable at December 31, 2008	6,253	$0.30	4.7	$1,188	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s stock was $0.46 at December 31, 2008 based upon its closing price on the OTC Bulletin Board.
During the three months ended December 31, 2008 and 2007, there were no options exercised. Accordingly, the aggregate intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $0 and $0, respectively.
In July 2008, the Company granted options exercisable for approximately 1,595 shares of common stock to employees and consultants of the Company. In accordance with FAS 123(R), the Company recorded compensation expense of $98 in the three months ended December 31, 2008 associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company is required to re-measure the compensation expense associated with the 445 consultant options at the end of each reporting period until the options are vested. This re-measurement at December 31, 2008 resulted in additional compensation expense of $45 (included in the $100 discussed above).
In October 2008, the Company granted 1,000 shares of common stock under the 2001 Flexible Stock Plan in lieu of salary to its acting chief executive officer and acting chief financial officer through 2009, half of which vested immediately and half of which was restricted until he became an officer on December 3, 2008. The shares issued have been compensation expenses over the period of vesting, or forfeiture. In addition, in October 2008, in lieu of compensation through 2009, the Company granted 1,000 shares of common stock under the 2001 Flexible Stock Plan to its chairman of the board, half of which vested immediately and half of which was restricted and vested upon the completion of the acquisition of NCRC in December 2008. Compensation expense of $270 was recorded in connection with these stock grants in the three months ended December 31, 2008.
In December 2008, the Company granted 3,000 stock options to the sellers of NCRC, 2,503 issued under the 2001 Flexible Stock Plan and 497 outside the Plan. The options were valued based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The value of the options were included in the purchase price of the acquisition as discussed in Note 4.
In December 2008, the Company granted options exercisable for 240 shares of common stock to consultants and employees of the Company. In accordance with FAS 123(R), the Company recorded compensation expense of $3 associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company will be required to re-measure the compensation expense associated with the consultant options at the end of each reporting period until the options are vested. This re-measurement at December 31, 2008 resulted in additional compensation expense of $2.
The fair value of each option granted is estimated using the Black-Scholes options pricing model. The assumptions used for the three months ended December 31, 2008 were 5.5 years for the expected option lives, 1.63% risk free rate, 95% expected volatility and 0% expected dividend yield. The weighted average fair value of options granted as of December 31, 2008 was $0.09.
As of December 31, 2008 and 2007, the Company had 300 warrants outstanding at an exercise price of $0.58 per share. The warrants expire on December 31, 2010.

IFTH Acquisition Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
6. Related Party Transactions
On January 20, 2006, Jonathan McKeage was appointed the Company’s chief executive officer, president and director. From 2004 until that time, Mr. McKeage was vice president of business development of Digital Angel, as well as of Destron Fearing Corporation, Digital Angel’s now-wholly-owned subsidiary. Following the sale of InfoTech, which became effective on December 31, 2007, Mr. McKeage remained the Company’s president and director and became vice president of corporate development for Digital Angel, as well as of VeriChip Corporation (“VeriChip”), Digital Angel’s then-majority-owned subsidiary. Effective January 1, 2008, the Company began to reimburse VeriChip in the amount of $7 per month for Mr. McKeage’s services related to finding a suitable acquisition target for the Company, which agreement ended in May 2008. As of November 2008, VeriChip is a company that is controlled by Scott Silverman, the Company’s chairman of the board.
On August 1, 2008, Digital Angel sold 2,570 shares of the Company’s common stock to Blue Moon. The shares represented 49.9% of the Company’s outstanding common stock at that time and all of the shares owned by Digital Angel.
On October 8, 2008, the Company entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting of approximately 7,911 feet of office space, which space is shared with VeriChip. The rent for the entire twenty-one-month term of the sublease is $158, which was paid in one lump sum upon execution of the sublease. VeriChip reimbursed the Company for one-half of the sublease payment, representing their share of the total cost of the sublease. In addition, in order to account for certain shared services and resources, the Company and VeriChip operate under a shared services arrangement, in connection with which the Company pays $8 a month to VeriChip.
As of February 11, 2009, Blue Moon owned 31.5% of our outstanding common stock. Currently, Scott R. Silverman, our chairman of the board, is a manager of Blue Moon and controls a member of Blue Moon, and William J. Caragol, our chief executive officer, president and acting chief financial officer, is a manager and member of Blue Moon.
7. Income Taxes
We had no effective tax rate for the three months ended December 31, 2008 and 2007, respectively. We incurred consolidated losses before taxes for the three months ended December 31, 2008 and 2007. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net deferred tax assets was appropriate based primarily on our historical operating results.

IFTH Acquisition Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
Effective January 1, 2007, we adopted FIN 48. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are appropriately offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended December 31, 2008 and 2007, there was no such interest or penalty.
The Company is no longer subject to U.S. Federal or State income examinations for fiscal years before 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended September 30, 2008. Certain statements made in this Quarterly Report on Form 10-Q may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Forward-Looking Statements and Associated Risk” later in this Item 2.
Business Description
We are a Delaware corporation incorporated in 1987. With the purchase of NCRC, we offer consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores.
Recent Developments
On August 1, 2008, Digital Angel sold 2,570 shares of our common stock to Blue Moon. The shares represented 49.9% of our outstanding common stock at the time and the entire interest of Digital Angel.
On December 4, 2008, in connection with our name change from InfoTech USA Inc. to IFTH Acquisition Corp., we began trading under a new ticker symbol, “IFAQ.OB.”
On December 5, 2008, in exchange for 1,000 shares of our common stock, we purchased all of the outstanding membership interests in NCRC, which company became our wholly-owned subsidiary. In connection with the transaction, we issued 3,000 stock options to the sellers of NCRC.
On December 8, 2008, we announced that we will be doing business as Steel Vault, offering identity security products and services, with our first set of product offerings under the National Credit Report.com brand. We plan to change our legal name to Steel Vault Corporation during the first half of 2009.
On December 29, 2008, NCRC entered into a marketing affiliate agreement with Equidata, Inc. Pursuant to this agreement, NCRC can market personal credit, fraud detection, credit scoring and credit monitoring services provided by Equidata, Inc.
Forward-Looking Statements and Associated Risk
Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. We intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Investors should consider carefully the following risk factors, in addition to the other information included and incorporated by reference in this Quarterly Report on Form 10-Q. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.
Results of Operations
As previously stated on December 5, 2008, we purchased all of the outstanding membership interests in NCRC, which company became our wholly-owned subsidiary.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
(in thousands unless otherwise noted)
Revenue
In the three months ended December 31, 2008, we have recorded $16 revenue from subscription sales of our identity security products and services since the acquisition of NCRC on December 5, 2008.
Gross Profit and Gross Profit Margin
Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.
For the three months ended December 31, 2008, gross profit was $9 and gross profit margin was 56.2%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses from continuing operations for the quarter ended December 31, 2008 increased $380 or 185.3% to $585 from $205 for the same quarter last year. The increase was primarily due to $374 of stock based compensation expense in the three months ended December 31, 2008 as compared to $13 in the three months ended December 31, 2007.
Liquidity and Capital Resources
(in thousands unless otherwise noted)
Cash used in operating activities during the three months ended December 31, 2008 and 2007 was $354 and $766, respectively. The cash used in the three months ended December 31, 2008 was primarily from operating losses. The cash used in the three months ended December 31, 2007 was from operating losses and an increase in other current assets, partially offset by a decrease in accounts receivable.
Cash used in investing activities was $62 for the three months ended December 31, 2008, compared to cash provided by investing activities of $800 for the three months ended December 31, 2007. Cash used in investing activities for the three months ended December 31, 2008 was a result of acquisition costs for the NCRC purchase of $77, net of the cash provided by the acquisition of $15. Cash provided by investing activities in the three months ended December 31, 2007 was from the proceeds from the sale of InfoTech under the Sale Agreement.
The Company has $840 of cash at December 31, 2008 and has no debt, which management believes is sufficient to fund its operations though the end of its fiscal year, September 30, 2009. In line with its strategy to grow its customer and subscriber base, the Company plans to review opportunities for new sources of capital, both debt and equity, which could be used to grow its subscriber base by investing in the sales and marketing initiatives to acquire new customers.
The Company has experienced losses from operations of $574 and negative operating cash flows $354 for the three months ended December 31, 2008. The Company’s ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet the Company’s obligations over the next twelve months.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with U.S. GAAP. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of October 1, 2008, the adoption of SFAS 157 did not have a material impact on our financial statements.
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
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.
No other recently issued accounting pronouncements that became effective during the three months ended December 31, 2008, or that will become effective in a subsequent period, have had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the persons performing the functions of chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2008 based on the disclosure controls evaluation.
Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results.
Item 5. Other Information
Our board of directors approved the 2009 incentive compensation plan applicable to Mr. Caragol (the “Caragol 2009 Incentive Compensation Plan”), as contemplated under the letter agreement between the Company and Mr. Caragol, dated February 13, 2009. The Caragol 2009 Incentive Compensation Plan is designed to recognize and reward the contributions of Mr. Caragol that result in the achievement of goals and objectives. Under the Caragol 2009 Incentive Compensation Plan, Mr. Caragol earns points for meeting or exceeding enumerated goals, such as revenue, positive adjusted earnings before interest, taxes, depreciation and amortization, capital raise, SEC and auditor compliance, and end-of-year stock price. Under the Caragol 2009 Incentive Compensation Plan, Mr. Caragol may earn up to $750,000. The Caragol 2009 Incentive Compensation Plan is filed as an exhibit to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit List attached to this Quarterly Report on Form 10-Q.

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

Date: February 17, 2009

EXHIBITS

Exhibit
Number	Description

3.1
Amended and Restated Certificate of Incorporation dated April 21, 1997, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on December 24, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2003)

10.1 *	Letter Agreement, dated February 13, 2009, by and between IFTH Acquisition Corp. d/b/a Steel Vault and William J. Caragol

31.1	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer of the registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.