Form 10-Q
period 2009-03-31
Steel Vault Corp
filed 2009-05-12
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22693
Steel Vault Corporation
(Exact name of registrant as specified in its charter)

DELAWARE	11-2889809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445	(561) 805-8000
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2009 is as follows:

Class	Number of Shares

Common Stock: $0.01 Par Value	8,496,398

Steel Vault Corporation

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Steel Vault Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	March 31,	September 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$559	$1,256
Accounts receivable	3	—
Marketable equity securities, available for sale	8	35
Other current assets	73	10

Total current assets	643	1,301

Fixed assets, net	74	—
Goodwill	538	—
Other assets	19	—

Total assets	$1,274	$1,301

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities:
Accounts payable	$175	$2
Deferred revenue	35	—
Accrued expenses and other liabilities	182	100

Total current liabilities	392	102
Convertible notes payable, net of discount	158	—

Total liabilities	550	102

Commitments and contingencies

Stockholders’ equity:
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 8,609 and 6,007 shares issued; 8,496 and 5,146 shares outstanding	86	60
Additional paid-in capital	7,253	7,143
Accumulated deficit	(6,449)	(5,086)
Treasury stock, 113 and 861 shares, at cost	(166)	(918)

Total stockholders’ equity	724	1,199

Total liabilities and stockholders’ equity	$1,274	$1,301

See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2009	2008	2009	2008

Revenue	$58	$—	$74	$—

Operating expenses:
Cost of revenue	78	—	85	—
Sales and marketing	219	—	220	—
General and administrative	523	267	1,107	472

Total operating expenses	820	267	1,412	472

Operating loss	(762)	(267)	(1,338)	(472)

Interest and other (expense) income	(27)	4	(25)	7

Loss from continuing operations	(789)	(263)	(1,363)	(465)

Discontinued Operations:
Loss from discontinued operations	—	(12)	—	(274)
Gain on sale of discontinued operation	—	87	—	627

Income from discontinued operations	—	75	—	353

Net loss	$(789)	$(188)	$(1,363)	$(112)

Net loss per common share from continuing operations — basic and diluted	$(0.10)	$(0.05)	$(0.19)	$(0.09)
Net income per common share from discontinued operations — basic and diluted	—	0.01	—	0.07

Net loss per common share — basic and diluted	$(0.10)	$(0.04)	$(0.19)	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	8,154	5,119	7,308	5,082

Comprehensive Loss

Net loss	$(789)	$(188)	$(1,363)	$(112)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale securities	(12)	109	—	(118)

Comprehensive loss	$(801)	$(79)	$(1,363)	$(230)

See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands)
(unaudited)

			Additional			Total
	Common Stock		Paid-in	Accumulated		Stockholders’
	Number	Amount	Capital	Deficit	Treasury Stock	Equity
Balance— October 1, 2008	6,007	$60	$7,143	$(5,086)	$(918)	$1,199

Share-based compensation	2,300	23	431	—	—	454
Shares and options issued for purchase of NCRC	1,000	10	384	—	—	394
Option exercise	50	—	8	—	—	8
Retirement of treasury stock	(748)	(7)	(745)	—	752	—
Issuance of common stock warrant in connection with debt financing	—	—	32	—	—	32
Net loss	—	—	—	(1,363)	—	(1,363)

Balance— March 31, 2009	8,609	$86	$7,253	$(6,449)	$(166)	$724

See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,363)	$(465)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	454	134
Depreciation	2	—
Loss on marketable securities	27	—

Income from discontinued operations	—	(269)
Changes in operating assets and liabilities:
Decrease in accounts receivable	1	1,291
Decrease in inventories	—	106
Increase in other current assets	(55)	(97)
Decrease in other assets	—	6
Increase (decrease) in accounts payable and accrued expenses and other liabilities	159	(874)

Net cash used in operating activities	(775)	(168)

Cash flows from investing activities
Acquisition costs, net of cash acquired	(61)	—
Purchase of fixed assets and software	(59)	—
Net cash provided by discontinued operations	—	800

Net cash (used in) provided by investing activities	(120)	800

Cash flows from financing activities
Proceeds from the issuance of long term notes	190	—
Issuance of common stock from option exercise	8	—
Other	—	(5)

Net cash provided by (used in) financing activities	198	(5)

Net (decrease) increase in cash and cash equivalents	(697)	627

Cash and cash equivalents — beginning of period	1,256	405

Cash and cash equivalents — end of period	$559	$1,032

Noncash:
Retirement of treasury shares	$452	$—
Issuance of warrant in connection with debt financing	$32	$—
See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
On December 5, 2008, Steel Vault Corporation (the “Company”), formerly known as IFTH Acquisition Corp, completed an acquisition of National Credit Report.com, LLC (“NCRC”), a Florida limited liability company, pursuant to a securities purchase agreement, dated as of December 5, 2008 (the “Purchase Agreement”). The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1,000 shares of the Company’s common stock, par value $0.01 per share. In conjunction with the transaction, the Company issued 3,000 stock options to the sellers of NCRC. The stock options vested immediately, have a life of 10 years and have a strike price of $0.18.
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
The Company is a Delaware corporation incorporated in September 1987. Prior to December 31, 2007, the Company was a full service provider of information technology (IT) solutions, delivering complete lifecycle IT solutions for its customers. Effective December 31, 2007, as approved by our stockholders at a special meeting held December 27, 2007, we closed the transactions contemplated by the asset purchase and sale agreement, dated November 13, 2007 (the “Sale Agreement”), between us and Corporate Technologies LLC (“Corporate Technologies”), pursuant to which we sold all of our operating assets (the business known as “InfoTech USA, Inc.” or “InfoTech”) and ceased our operations. Prior to March 17, 2009, the Company’s name was IFTH Acquisition Corp.
On August 1, 2008, Digital Angel Corporation (“Digital Angel”) sold 2,570 shares of the Company’s common stock to Blue Moon Energy Partners LLC (“Blue Moon”). The shares represented 49.9% of the Company’s outstanding common stock at that time. See Note 7 — Related Party Transactions.
Effective December 3, 2008, the board of directors appointed William J. Caragol as chief executive officer, president, acting chief financial officer and director of the Company. On the same date, Kay E. Langsford resigned as a member of the board of directors of the Company.
On March 20, 2009, the Company closed a debt financing transaction with Blue Moon for $190 pursuant to a secured convertible promissory note, which is payable on demand after March 20, 2011. See Note 6 — Financing Agreements.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2009 and September 30, 2008 (the September 30, 2008 financial information included in this Quarterly Report on Form 10-Q has been extracted from our audited financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2008), and for the three and six months ended March 31, 2009 and 2008 have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. As a result of the Company’s sale of InfoTech, results of operations and cash flows presented in the March 31, 2008 period have been presented as discontinued operations for comparative purposes.

Steel Vault Corporation and Subsidiaries
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
The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. We have experienced losses from operations of $1,363 and negative operating cash flows of $775 for the six months ended March 31, 2009. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations over the next twelve months. The balance of cash and cash equivalents as of March 31, 2009 is not sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation. As a result, we anticipate seeking to raise additional capital during 2009. Delays in the timing of raising such capital may require us to delay, scale back or eliminate some or all of our operations while we raise capital. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances we may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
The unaudited condensed consolidated statements of operations for the three and six months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008.
Accounting Policies
Revenue Recognition
Revenue from the sale of a credit report is recognized when the credit report is delivered to the customer. Revenue from the sale of a subscription for credit monitoring services is recognized ratably over each subscriber’s subscription period. In certain circumstances, the Company sells a bundled offer whereby a customer receives a credit report and monitoring. In such circumstances, the Company allocates a portion of the associated revenue to the credit report with the balance recognized ratably over the subscription period.
Subscriber Acquisition Costs
Subscriber acquisition costs represent marketing expenses related to the acquisition of subscribers. Subscriber acquisition costs are expensed in the period incurred. For the three and six months ended March 31, 2009, subscriber acquisition costs were $121 and $122, respectively.
Fair Value Of Financial Instruments
The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with U.S. GAAP. The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 October 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in U.S. GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Steel Vault Corporation and Subsidiaries
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
At March 31, 2009, the Company had Level 1 investments (marketable equity securities, available-for-sale) of approximately $8 for which quoted prices in active markets were used to value the underlying securities. The Company has included a $27 decline in fair value as other than temporary and reported the impairment in interest and other expense on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.
2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
3. Net Income (Loss) Per Common Share
The Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share in accordance with the provisions of SFAS No. 128, “Earnings per Share.”
At March 31, 2009 and 2008, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	March 31,
	2009	2008
Outstanding stock options	8,285	3,975
Warrants (exercisable at an average price of $0.54 per share)	408	300

Totals	8,693	4,275

The assumed exercise of the employee stock options and warrants outstanding at March 31, 2008, and the application of the treasury stock method, had no impact on the basic weighted average number of common shares outstanding and, accordingly, had no effect on net income per common share for the three and six months ended March 31, 2008. The application of the treasury stock method had no impact on the basic weighted average number of common shares outstanding because the average price of the Company’s stock for the quarter ended March 31, 2008 did not exceed the strike price of any of the options or warrants outstanding. As a result of the net loss for the three and six months ended March 31, 2009, no potentially dilutive shares were calculated because the effect would be anti-dilutive.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
4. Acquisition
On December 5, 2008, the Company completed the acquisition of NCRC. The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1,000 shares of the Company’s common stock, par value $0.01 per share, valued at $130. In conjunction with the transaction, the Company issued 3,000 stock options with a fair value of $264 to the sellers of NCRC in consideration of their continued involvement with the operations of NCRC. The Black Scholes assumption used to value the NCRC options are the same as those described in Note 5. The options vested immediately and have a strike price of $0.18. Included in the purchase price was approximately $76 in acquisition costs. The total cost of the acquisition was $470.
The total purchase price of the business acquired was allocated as follows:

Cash	$15
Accounts receivable	4
Equipment	17
Other assets	27
Goodwill	538
Current liabilities	(131)

Total	$470

The results of NCRC have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the six months ended March 31, 2009 are included below. Such pro forma information assumes that the NCRC acquisition occurred as of October 1, 2008, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and NCRC been combined entities during such period, nor does it purport to represent results of operations for any future periods.

Six Months
Ended March 31,
(In thousands, except per share amounts)	2009
Net operating revenue	119
Net loss from continuing operations attributable to common shareholder — basic and diluted	(1,410)
Net loss from continuing operations per common share — basic and diluted	(0.17)

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
5. Stock-Based Compensation
A summary of option activity (does not include common stock and restricted stock) under the Company’s stock option plans as of March 31, 2009 and changes during the six month period is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding October 1, 2008	5,570	$0.35	4.5
Granted	2,743	0.18	9.7
Exercised	(50)	0.18	—
Forfeited or Expired	(475)	—	—

Outstanding at March 31, 2009	7,788	$0.28	6.1	$1,084	*

Exercisable at March 31, 2009	6,203	$0.30	5.2	$792	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $0.39 at March 31, 2009 based upon its closing price on the OTC Bulletin Board.
During the three and six months ended March 31, 2009, 50 options were exercised. There were no options exercised in the three and six months ended March 31, 2008. Accordingly, the aggregate intrinsic value of options exercised during the three and six months ended March 31, 2009 and 2008 was $11 and nil, respectively.
In July 2008, the Company granted options exercisable for approximately 1,595 shares of common stock to employees and consultants of the Company. In accordance with FAS 123(R), the Company recorded compensation expense of $54 and $152, respectively, in the three and six months ended March 31, 2009 associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company is required to re-measure the compensation expense associated with the 445 consultant options at the end of each reporting period until the options are vested.
In October 2008, the Company granted 1,000 restricted shares of common stock under the 2001 Flexible Stock Plan to its chief executive officer in lieu of salary through 2009, all of which were fully vested by December 31, 2008. The shares issued were recorded as compensation expense in the period of vesting. In addition, in October 2008, in lieu of salary through 2009, the Company granted 1,000 shares of common stock under the 2001 Flexible Stock Plan to its chairman of the board, half of which vested immediately and half of which was restricted and vested upon the completion of the acquisition of NCRC in December 2008. Compensation expense of nil and $270 was recorded in connection with these two stock grants in the three and six months ended March 31, 2009, respectively.
In December 2008, the Company granted 3,000 stock options to the sellers of NCRC, 2,503 of which were issued under the 2001 Flexible Stock Plan and 497 of which were issued outside of the 2001 Flexible Stock Plan. The options were valued based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The value of the options were included in the purchase price of the acquisition as discussed in Note 4.
In December 2008, the Company granted options exercisable for 240 shares of common stock to consultants and employees of the Company. In accordance with FAS 123(R), the Company recorded compensation expense of $14 and $17 in the three and six months ended March 31, 2009, respectively, associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company must re-measure the compensation expense associated with the consultant options at the end of each reporting period until the options are vested.
In December 2008, the Company granted 200 shares of restricted stock to two new members of its board of directors. Such restricted shares were issued from the Company’s 2001 Flexible Stock Plan and vest on January 1, 2010. The shares issued were recorded as compensation expense in the period of vesting The Company recorded compensation expense of $15 for the three and six months ended March 31, 2009 associated with these restricted stock.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
On March 31, 2009, the Company granted 100 shares of restricted stock to Charles Baker, a director, in conjunction with his agreement to serve as the chairman of the Company’s technology committee. Such restricted shares were issued from the Company’s 2001 Flexible Stock Plan and vest on March 31, 2010.
The fair value of each option granted is estimated using the Black-Scholes options pricing model. The assumptions used for the three months ended December 31, 2008 were 5 to 6 years for the expected option lives, 1.63% to 3.4% risk free rate, 85% to 95% expected volatility and 0% expected dividend yield. The weighted average fair value of options granted during the six months ended March 31, 2009 was $0.18.
In January 2001, the Company issued a warrant to purchase 300 shares of common stock to a former employee at an exercise price of $0.58 per share. The warrant expires on December 31, 2010.
On March 20, 2009, in connection with the debt financing transaction with Blue Moon, the Company granted a common stock purchase warrant to purchase 108 shares of common stock at a price of $0.44 per share, which warrant is currently exercisable. The warrant was valued based on an estimate of the fair value on the date of grant and using the Black-Scholes valuation model. The value of the warrant was a discount to the debt and will be amortized to interest expense over the life of the financing.
6. Financing Agreements
On March 20, 2009, the Company closed a debt financing transaction with Blue Moon for $190 pursuant to a secured convertible promissory note (the “Note”). The Note is payable on demand after March 20, 2011, accrues interest at five percent per year compounded monthly and is secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Blue Moon. The Note can be prepaid at any time without penalty.
Blue Moon shall have the right, at any time, in its sole discretion to convert the entire unpaid principal amount and accrued and unpaid interest thereon into that number of shares of the Company’s stock at a price of $0.44 per share. The Company may convert the note into common stock of the Company anytime after a change in control of the Company or the average of the high and low trading prices of the Company’s common stock as quoted on the OTC Bulletin Board (or any other applicable trading exchange) is greater than 120% of the conversion price ($0.44 per share) over 20 consecutive trading days.
The financing transaction also includes a warrant, which carries piggy back registration rights, given to Blue Moon to purchase 108 common shares of the Company at a price of $0.44 per share. The fair market value at issuance was $32. Interest accrued as of March 31, 2009 was de-minimus.
7. Related Party Transactions
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

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
On August 1, 2008, Digital Angel sold 2,570 shares of the Company’s common stock to Blue Moon. The shares represented 49.9% of the Company’s outstanding common stock at that time and all of the shares owned by Digital Angel.
On October 8, 2008, the Company entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting of approximately 7,911 feet of office space, which space is shared with VeriChip. The rent for the entire twenty-one-month term of the sublease is $158, which was paid in one lump sum upon execution of the sublease. VeriChip reimbursed the Company for one-half of the sublease payment, representing its share of the total cost of the sublease. In addition, to account for certain shared services and resources, the Company and VeriChip operate under a shared services arrangement, in connection with which the Company pays $8 a month to VeriChip.
On March 20, 2009, the Company closed a debt financing transaction with Blue Moon for $190 pursuant to a secured convertible promissory note. See note 6 — Financing Agreements, for more information on the transaction. As of May 3, 2009, Blue Moon owned 30.2% of the Company’s outstanding common stock. Currently, Scott R. Silverman, the Company’s chairman of the board, is a manager of Blue Moon and controls a member of Blue Moon, and William J. Caragol, the Company’s chief executive officer, president and acting chief financial officer, is a manager and member of Blue Moon.
On March 31, 2009, the Company granted 100 shares of restricted stock to Charles Baker, a director, in conjunction with his agreement to serve as the chairman of the Company’s technology committee. Such restricted shares were issued from the Company’s 2001 Flexible Stock Plan and vest on March 31, 2010.
8. Income Taxes
The Company had an effective tax rate of nil for the three and six months ended March 31, 2009 and 2008. The Company incurred consolidated losses before taxes for the three and six months ended March 31, 2009 and 2008. However, the Company has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on the Company’s historical operating results.
Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are appropriately offset by a full valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the six months ended March 31, 2009 and 2008, there was no such interest or penalty.
The Company is no longer subject to U.S. Federal or State income examinations for fiscal years before 2002.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended September 30, 2008, and include:
•	our expectation that we will incur losses in the future;

•	declines in consumer spending may reduce demand for our products;

•	our failure to replace subscribers lost in the ordinary course of business may negatively harm our results of operations;

•	marketing laws and regulations can limit our ability and our client’s ability to offer products and services to consumers;

•	the loss of our ability to purchase data from any of the three major credit reporting repositories would decrease demand for our services;

•	our competitors may market products that are more effective and less expensive than our products;

•	our ability to negotiate additional sources of long-term capital;

•	our affiliates own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders;

•	conflicts of interest may arise between Blue Moon and us that could be resolved in a manner unfavorable to us;

•	if penny stock rules are applicable to our securities, it may be more difficult for investors to sell shares of our common stock, and the market price of our common stock may be adversely affected; and

•	compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2008. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended September 30, 2008. Certain statements made in this Quarterly Report on Form 10-Q may contain forward-looking statements. For a description of risks and uncertainties relating to such forward-looking statements, see the section entitled “Special Note Regarding Forward-Looking Statements” above.
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
Recent Developments
On March 16, 2009, we changed our name to Steel Vault Corporation, to better reflect our business of providing identity security products and services, including credit monitoring services. The name change was approved by our stockholders at our annual meeting on March 16, 2009.
On March 20, 2009, we issued a $190,000 Note, convertible into common stock at any time at a price of $0.44 per share, to Blue Moon. The proceeds will be used to support our continued subscriber growth and working capital needs.

On May 11, 2009, NCRC entered into a Joint Marketing Agreement with First Advantage Membership Services, Inc. (“FAMS”) pursuant to which we will market FAMS’s consumer reports, credit reporting monitoring services and credit scores. See the section entitled “Other Information” below for more information regarding this Joint Marketing Agreement.

Results of Operations
On December 5, 2008, we purchased all of the outstanding membership interests in NCRC, which company became our wholly-owned subsidiary. In February 2009, we launched our first marketing campaigns related to the National Credit Report products and services. Prior to that time our customer acquisition had been minimal.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
(in thousands unless otherwise noted)
Revenue
In the three months ended March 31, 2009, we recorded $58 of revenue from subscription sales of our identity security products and services. This revenue is generated from active subscribers; as of March 31, 2009 we had 4,415 active subscribers. Active subscribers pay between $14.95 and $19.95 per month for our services.

Cost of Revenue
In the three months ended March 31, 2009, we recorded $78 as cost of revenue from subscriber acquisition and fulfillment costs. These costs include our costs of delivering our services and products to our subscribers under a data service agreement with a credit reporting aggregator.
Sales and Marketing Expenses
For the three months ended March 31, 2009, we recorded $219 in sales and marketing expenses, which consisted of commissions paid for subscriber acquisition, website development and sales and marketing salaries.
Selling, General and Administrative Expenses
General and administrative expenses from continuing operations for the quarter ended March 31, 2009 increased $256 or 95.9% to $523 from $267 for the same quarter last year. The increase was primarily due to a substantial increase in commercial operations subsequent to the acquisition of NCRC.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008
(in thousands unless otherwise noted)
Revenue
In the six months ended March 31, 2009, we recorded $74 of revenue from subscription sales of our identity security products and services. This revenue is generated from active subscribers; as of March 31, 2009 we had 4,415 active subscribers. Active subscribers pay between $14.95 and $19.95 per month for our services.
Cost of Revenue
In the six months ended March 31, 2009, we recorded $85 as cost of revenue from subscriber acquisition and fulfillment costs. These costs include our costs of delivering our services and products to our subscribers under a data service agreement with a credit reporting aggregator.
Sales and Marketing Expenses
For the six months ended March 31, 2009, we recorded $220 in sales and marketing expenses, which consisted of commissions paid for subscriber acquisition, website development and sales and marketing salaries.
General and Administrative Expenses
Selling, general and administrative expenses from continuing operations for the six months ended March 31, 2009 increased $635 or 134.6% to $1,107 from $472 for the same period last year. Stock based compensation expense in the six months ended March 31, 2009 was $454 compared to $134 in the six months ended March 31, 2008. The increase was primarily due to a substantial increase in commercial operations subsequent to the acquisition of NCRC.
Liquidity and Capital Resources
(in thousands unless otherwise noted)
Cash used in operating activities during the six months ended March 31, 2009 and 2008 was $775 and $168, respectively. The cash used in the six months ended March 31, 2009 and 2008 was primarily from operating losses.
Cash used in investing activities was $120 for the six months ended March 31, 2009, compared to cash provided by investing activities of $800 for the six months ended March 31, 2008. Cash used in investing activities for the six months ended March 31, 2009 was a result of acquisition costs for the NCRC purchase of $61, net of the cash provided by the acquisition of $15 and purchases of software and equipment. Cash provided by investing activities in the six months ended March 31, 2008 was from the proceeds from the sale of InfoTech under the Sale Agreement.

Cash provided by financing activities was $198 for the six months ended March 31, 2009, of which $190 was from the result of the Blue Moon debt financing.
We have $559 of cash at March 31, 2009. In line with our strategy to grow our customer and subscriber base, we plan to review opportunities for new sources of capital, both debt and equity, which would be used to grow our subscriber base by investing in sales and marketing initiatives to acquire new customers. Management believes that with cash on hand, operating cash inflows, and through additional debt or equity financing, that we will be able to continue to finance our growth initiatives.
We have experienced losses from operations of $1,363 and negative operating cash flows of $775 for the six months ended March 31, 2009. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations over the next twelve months. As a result, we anticipate seeking to raise additional capital during 2009. Delays in the process of raising such capital may require us to delay, scale back or eliminate some or all of our operations while we raise capital. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances we may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
Recent Accounting Pronouncements
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
In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial position and results of operations.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.
No other recently issued accounting pronouncements that became effective during the six months ended March 31, 2009, or that will become effective in a subsequent period, have had or are expected to have a material impact on the Company’s consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the persons performing the functions of chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2009 based on the disclosure controls evaluation.

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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 20, 2009, in connection with the debt financing transaction with Blue Moon, which is more fully discussed in Note 6, we granted a common stock purchase warrant to Blue Moon to purchase 108,000 shares of common stock at a price of $0.44 per share. The warrant is currently exercisable, expires on March 19, 2014 and contains piggy back registration rights. The warrant was issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of our stockholders was held on March 16, 2009 to:
(1) Elect two directors to hold office until the 2012 Annual Meeting of Stockholders and until their successors have been duly elected and qualified and ratify the appointment of two directors. Scott R. Silverman’s term of office as a director continued after the annual meeting and expires in 2011. The results of the vote to elect two directors and ratify two directors were as follows:

Name of Director	For	Withheld
Charles E. Baker (election)	6,705,360	15,026
William J. Caragol (ratification)	6,705,360	15,026
Kevin H. McLaughlin (election)	6,705,382	15,004
Michael E. Krawitz (ratification)	6,705,382	15,004
(2) Approve an amendment to our certificate of incorporation to change our name to Steel Vault Corporation. The proposal received 6,502,866 votes for, 271,520 votes against and no abstentions or broker non-votes.
(3) Approve and adopt the Steel Vault Corporation 2009 Stock Incentive Plan. The proposal received 4,831,073 votes for, 252,247 votes against, no abstentions and 1,637,066 broker non-votes.
(4) Ratify the appointment of Eisner LLP as our independent auditors for the year ending September 30, 2009. The proposal received 6,719,524 votes for, 22 votes against, 840 abstentions and no broker non-votes.
Our stockholders approved each of the four proposals.

Item 5. Other Information

Joint Marketing Agreement

On May 11, 2009, NCRC entered into a Joint Marketing Agreement (“JMA”) with FAMS, pursuant to which we will market FAMS’s consumer reports, credit reporting monitoring services and credit scores. The initial term of the JMA is two years with automatic renewal for one year terms unless written notice of termination is provided 60 days before the end of a term. FAMS can terminate the JMA if NCRC does not meet minimum purchase requirements.

The foregoing description of the JMA does not purport to be complete and is qualified in its entirety by the JMA that is filed as Exhibit 10.2 to this Quarterly Report.

Board of Director Approval of Second Amended and Restated Bylaws (the “Bylaws”)

On May 11, 2009, our Board of Directors unanimously approved amendments to, and restated, our Amended and Restated Bylaws. The following amendments were made so that our Bylaws are consistent with our Amended and Restated Certificate of Incorporation, as amended:

(i) provide that special meetings may also be called by a majority of the outstanding shares of common stock;

(ii) require that, if the date of the annual meeting is advanced by more than thirty days or delayed by more than sixty days from the anniversary date of the preceding year’s annual meeting, notice by the stockholder to be timely must be received not earlier than the ninetieth day prior to such annual meeting and not later than the close of business on the later of (1) the sixtieth day prior to such annual meeting or (2) the tenth day following the date on which notice of the date of the annual meeting is mailed or public disclosure thereof is made, whichever first occurs;

(iii) require that stockholder nominations for directors at a special meeting called for that purpose must be made not earlier than the ninetieth day prior to such special meeting and not later than the close of business on the later of (x) the sixtieth day prior to such meeting or (y) the tenth day following the day on which notice of the date of the special meeting is mailed or public disclosure thereof is made, whichever comes first; and

(iv) clarify that, unless provided otherwise by the Amended and Restated Certificate of Incorporation, as amended, or the Bylaws, all matters are decided by the holders of a majority in voting power of the shares present in person or by proxy at the meeting and entitled to vote on the subject matter.

The following additional amendments were also made to our Bylaws:

(i) allow notice of meeting to be given in different forms;

(ii) clarify that a stockholder who desires to submit a proposal must be the stockholder of record on the date of the stockholder’s notice and on the record date for the determination of stockholders to vote at the annual or special meeting and that the applicable stockholder proposal provisions in the Bylaws are the exclusive means for a stockholder to submit business before a stockholders’ meeting;

(iii) add information requirements regarding the stockholder submitting a proposals, including, the text of the proposal or business, the name and address of the beneficial owner, if any, on whose behalf the proposal is made, specific information regarding ownership of our shares, including any derivative instruments or short interest in our securities, any rights to dividends on our shares, and any performance-related fees that the stockholder or beneficial owner is entitled to based on an increase or decrease in the value of our securities;

(iv) add information requirements regarding the candidate a stockholder is nominating for election of directors, including, a complete resume, his or her compensation and other material monetary agreements during the past three years, any material relationships between the stockholder or beneficial owner and their affiliates on the one hand and the candidate and his or her affiliates on the other hand, and the information described in section (iii) immediately preceding;

(v) add advance notice requirements for a stockholder seeking to nominate a director as a result of an increase in board size;

(vi) clarify that voting at stockholders’ meetings may be by electronic transmission and that any vote not required to be taken by written ballot or electronic transmission may be conducted in any manner approved by our board of directors;

(vii) permit our board of directors to set one record date for stockholders required to receive notice of a stockholders’ meeting and a separate record date for stockholders who may vote at such meeting;

(viii) provide that notice must be given to the directors if a meeting of the directors is adjourned and the time or place of the adjourned meeting is not announced at the time of adjournment;

(ix) add that directors may consent in writing by facsimile or other electronic transmission;

(x) add provisions regarding the resignation, removal and vacancy procedures for committees of the board of directors;

(xi) provide that stock may be uncertificated and signatures on our stock certificates may be by facsimile;

(xii) clarify that a dividend may be paid in cash, property or shares of our capital stock;

(xiii) provide that we are not obligated to indemnify a director or officer in a proceeding instituted by such person unless appropriate approval is obtained;

(xiv) provide that any alteration, repeal or amendment to the indemnification provision of the Bylaws cannot eliminate a right to indemnification that occurred before such change;

(xv) repeal a provision requiring, for interested director transactions, the affirmative vote of at least two-thirds of the votes entitled to be cast by holders of all the then outstanding voting stock, excluding stock owned by the interested person; and

(xvi) add a provision regarding our board of director’s ability to authorize officers to enter into contracts.

The Board of Directors also made certain technical and conforming amendments to the Bylaws. The foregoing description of our Bylaws does not purport to be complete and is qualified in its entirety by the Bylaws filed as Exhibit 3.2 to this Quarterly Report.

Changes to Stockholder Nominations for Directors

As a result of the amendment and restatement of our Bylaws, effective May 11, 2009, certain material changes to the procedures by which our stockholders may recommend nominees to our board of directors occurred. For more information, see the section entitled “Board of Director Approval of Second Amended and Restated Bylaws” above and Exhibit 3.2 to this Quarterly Report.

Item 6. Exhibits
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit List attached to this Quarterly Report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Steel Vault Corporation
By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer, President and Acting Chief Financial Officer (Duly Authorized Officer)
Date: May 12, 2009

EXHIBIT INDEX

Exhibit
Number		Description

3.1	*	Amended and Restated Certificate of Incorporation dated April 21, 1997, as amended

3.2	*	Second Amended and Restated By-Laws

10.1	*	Steel Vault Corporation 2009 Stock Incentive Plan

10.2	*†	Joint Marketing Agreement, dated May 11, 2009, between National Credit Report.com, LLC and First Advantage Membership Services, Inc.

10.3
Letter Agreement, dated February 13, 2009, by and between Steel Vault Corporation and William J. Caragol (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2009)

10.4
Secured Convertible Promissory Note, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

10.5
Security Agreement, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

10.6
Warrant to Purchase Common Stock of Steel Vault Corporation, dated March 20, 2009, given to Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

31.1	*	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by Chief Financial Officer of the registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.