Form 10-Q
period 2009-06-30
Steel Vault Corp
filed 2009-08-05
CIK 1037417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-22693
Steel Vault Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	11-2889809 (I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200 Delray Beach, Florida 33445 (Address of principal executive offices, including zip code)	(561) 805-8000 (Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 4, 2009 is as follows:

Class	Number of Shares

Common Stock: $0.01 Par Value	8,696,398

Steel Vault Corporation

Item	Page

PART I FINANCIAL INFORMATION	1

Item 1. Condensed Consolidated Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

Special Note Regarding Forward-Looking Statements	16

PART II OTHER INFORMATION	18

Item 1A. Risk Factors	18

Item 6. Exhibits	18

Signature	19

Exhibits	20

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
Steel Vault Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value)

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$505	$1,256
Marketable equity securities, available for sale	—	35
Other current assets	176	10

Total current assets	681	1,301

Fixed assets, net	95	—
Goodwill	538	—
Other assets	19	—

Total assets	$1,333	$1,301

Liabilities and Stockholders’ Equity (Capital Deficiency)

Liabilities
Current liabilities:
Accounts payable	$326	$2
Convertible note payable, net of discount	472	—
Deferred revenue	111	—
Accrued expenses and other liabilities	483	100

Total current liabilities	1,392	102
Convertible note payable, net of discount	163	—

Total liabilities	1,555	102

Commitments and contingencies

Stockholders’ equity (capital deficiency):
Preferred shares:
Authorized 5,000 shares, no par value; none issued	—	—
Common shares:
Authorized 80,000 shares, $.01 par value; 8,696 and 6,007 shares issued; 8,696 and 5,146 shares outstanding	87	60
Additional paid-in capital	7,268	7,143
Accumulated deficit	(7,577)	(5,086)
Treasury stock, nil and 861 shares, at cost	—	(918)

Total stockholders’ equity (capital deficiency)	(222)	1,199

Total liabilities and stockholders’ equity (capital deficiency)	$1,333	$1,301

See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenue	$343	$—	$418	$—

Operating expenses:
Cost of revenue	149	—	234	—
Sales and marketing	681	—	901	—
General and administrative	631	102	1,738	574

Total operating expenses	1,461	102	2,873	574

Operating loss	(1,118)	(102)	(2,455)	(574)

Interest and other (expense) income	(10)	3	(36)	10

Loss from continuing operations	(1,128)	(99)	(2,491)	(564)

Discontinued Operations:
Loss from discontinued operations	—	—	—	(274)
Gain on sale of discontinued operation	—	—	—	627

Income from discontinued operations	—	—	—	353

Net loss	$(1,128)	$(99)	$(2,491)	$(211)

Net loss per common share from continuing operations — basic and diluted	$(0.14)	$(0.02)	$(0.33)	$(0.11)
Net income per common share from discontinued operations — basic and diluted	—	—	—	0.07

Net loss per common share — basic and diluted	$(0.14)	$(0.02)	$(0.33)	$(0.04)

Weighted average number of common shares outstanding:
Basic and diluted	8,256	5,146	7,625	5,104

Comprehensive Loss

Net loss	$(1,128)	$(99)	$(2,491)	$(211)
Other comprehensive loss:
Change in unrealized gain (loss) on available for sale securities	—	46	—	(72)

Comprehensive loss	$(1,128)	$(53)	$(2,491)	$(283)

See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity (Capital Deficiency)
(in thousands)
(unaudited)

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Accumulated		Equity
	Number	Amount	Capital	Deficit	Treasury Stock	(Capital Deficiency)
Balance — October 1, 2008	6,007	$60	$7,143	$(5,086)	$(918)	$1,199

Share-based compensation	2,300	23	501	—	—	524
Shares and options issued for purchase of NCRC	1,000	10	384	—	—	394
Option exercise	250	2	42	—	—	44
Retirement of treasury stock	(861)	(8)	(910)	—	918	—
Issuance of common stock warrants in connection with debt financings	—	—	108	—	—	108
Net loss	—	—	—	(2,491)	—	(2,491)

Balance — June 30, 2009	8,696	$87	$7,268	$(7,577)	$—	$(222)

See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(2,491)	$(564)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	524	134
Depreciation	5	—
Loss on marketable securities	24	—
Amortization of debt discount	14	—
Income from discontinued operations	—	(269)
Changes in operating assets and liabilities:
Accounts receivable	1	1,404
Inventories	—	106
Other current assets	(111)	—
Other assets	—	6
Accounts payable and accrued expenses and other liabilities	681	(980)

Net cash used in operating activities	(1,353)	(163)

Cash flows from investing activities
Acquisition costs, net of cash acquired	(61)	—
Purchase of fixed assets and software	(82)	—
Proceeds from sale of marketable securities	11	—
Proceeds from sale of discontinued operations	—	887

Net cash (used in) provided by investing activities	(132)	887

Cash flows from financing activities
Proceeds from the issuance of convertible notes	690	—
Proceeds from option exercise	44	—
Other	—	(5)

Net cash provided by (used in) financing activities	734	(5)

Net (decrease) increase in cash and cash equivalents	(751)	719

Cash and cash equivalents — beginning of period	1,256	405

Cash and cash equivalents — end of period	$505	$1,124

Noncash:
Retirement of treasury shares	$918	$—
Issuance of warrant in connection with debt financing	$108	$—
Contributed intercompany debt	$—	$94
Issuance of common stock and options for acquisition of NCR	$394	$—
See the accompanying notes to condensed consolidated financial statements.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
1. Basis of Presentation
On December 5, 2008, Steel Vault Corporation (the “Company”), formerly known as IFTH Acquisition Corp., completed an acquisition of National Credit Report.com, LLC, a Florida limited liability company (“NCRC”), pursuant to a securities purchase agreement, dated as of December 5, 2008 (the “Purchase Agreement”). The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1,000 shares of the Company’s common stock, par value $0.01 per share. In conjunction with the transaction, the Company issued 3,000 stock options to the sellers of NCRC. The stock options vested immediately, have a life of 10 years and have a strike price of $0.18.
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
The Company is a Delaware corporation incorporated in September 1987. Prior to December 31, 2007, the Company was a full service provider of information technology (IT) solutions, delivering complete lifecycle IT solutions for its customers. Effective December 31, 2007, as approved by the Company’s stockholders at a special meeting held December 27, 2007, the Company closed the transactions contemplated by the asset purchase and sale agreement, dated November 13, 2007 (the “Sale Agreement”), between the Company and Corporate Technologies LLC (“Corporate Technologies”), pursuant to which the Company sold all of its operating assets (the business known as “InfoTech USA, Inc.” or “InfoTech”) and ceased its operations. Prior to March 17, 2009, the Company’s name was IFTH Acquisition Corp.
On August 1, 2008, Digital Angel Corporation (“Digital Angel”) sold 2,570 shares of the Company’s common stock to Blue Moon Energy Partners LLC (“Blue Moon”). The shares represented 49.9% of the Company’s outstanding common stock at that time. See Note 7 — Related Party Transactions.
On March 20, 2009, the Company closed a convertible debt financing transaction with Blue Moon for $190 pursuant to a secured convertible promissory note, which is payable on demand after March 20, 2011. See Note 6 — Financing Agreements.
On June 4, 2009, the Company closed a two-year convertible debt financing transaction with VeriChip Corporation, a Delaware corporation (“VeriChip”), for $500 pursuant to a secured convertible promissory note, which is payable on demand after June 4, 2010. See Note 6 — Financing Agreements.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2009 and September 30, 2008 (the September 30, 2008 financial information included in this Quarterly Report on Form 10-Q has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended September 30, 2008), and for the three and nine months ended June 30, 2009 and 2008 have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. As a result of the Company’s sale of InfoTech, results of operations and cash flows presented in the June 30, 2008 period have been presented as discontinued operations for comparative purposes.
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

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The Company has experienced losses from operations of $2,491 and negative operating cash flows of $1,353 for the nine months ended June 30, 2009. Its ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet its obligations over the next twelve months. The balance of cash and cash equivalents as of June 30, 2009 may not be sufficient to meet its anticipated cash requirements through 2009, based on its present plan of operation. As a result, the Company may seek to raise additional capital during fiscal 2009. Delays in the timing of raising such capital may require it to delay, scale back or eliminate some or all of its operations while it raises capital. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances the Company may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2008 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2008. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should it be unable to continue as a going concern.
The unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.
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
Subscriber Acquisition Costs
Subscriber acquisition costs represent marketing expenses related to the acquisition of subscribers. Subscriber acquisition costs are expensed in the period incurred. For the three and nine months ended June 30, 2009, subscriber acquisition costs were $583 and $705, respectively.
Fair Value of Financial Instruments
The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the relatively short maturity of these instruments.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with U.S. GAAP. The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on October 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in U.S. GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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
On April 13, 2009, the Company sold its remaining Level 1 investments (marketable equity securities, available-for-sale) [of approximately $8 for which quoted prices in active markets were used to value the underlying securities.] As a result, as of June 30, 2009, the Company had no Level 1 investments. The Company has included a $24 loss on sale of securities in interest and other expense on the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2009.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009. These staff positions did not have a material impact on our Condensed Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.
2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
3. Net Income (Loss) Per Common Share
The Company presents basic net income (loss) per common share and, if appropriate, diluted net income per common share.
At June 30, 2009 and 2008, the Company had options and warrants outstanding for the purchase of shares of common stock upon exercise as follows:

	June 30,
	2009	2008
Outstanding stock options	7,935	3,975
Warrants (exercisable at an average price of $0.38 per share)	1,241	300

Totals	9,176	4,275

As a result of the net loss for the three and nine months ended June 30, 2009 and 2008, no potentially dilutive shares were calculated because the effect would be anti-dilutive.
4. Acquisition
On December 5, 2008, the Company completed the acquisition of NCRC. The Purchase Agreement provided for the Company’s purchase of all of the issued and outstanding membership interests in NCRC from the sellers of NCRC, in return for 1,000 shares of the Company’s common stock, par value $0.01 per share, valued at $130. In conjunction with the transaction, the Company issued 3,000 stock options with a fair value of $264 to the sellers of NCRC in consideration of their continued involvement with the operations of NCRC. The Black Scholes assumption used to value the NCRC options are the same as those described in Note 5 — Stock-Based Compensation. The options vested immediately and have a strike price of $0.18. Included in the purchase price was approximately $76 in acquisition costs. The total cost of the acquisition was $470.
The total purchase price of the business acquired was allocated as follows:

Cash	$15
Accounts receivable	4
Equipment	17
Other assets	27
Goodwill	538
Current liabilities	(131)

Total	$470

The results of NCRC have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the nine months ended June 30, 2009 are included below. Such pro forma information assumes that the NCRC acquisition occurred as of October 1, 2008, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and NCRC been combined entities during such period, nor does it purport to represent results of operations for any future periods.

Nine Months
Ended June 30,
(In thousands, except per share amounts)	2009

Net operating revenue	$462
Net loss from continuing operations attributable to common shareholder	$(2,538)
Net loss from continuing operations per common share — basic and diluted	$(0.33)

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
5. Stock-Based Compensation
A summary of option activity (does not include common stock and restricted stock) under the Company’s stock option plans as of June 30, 2009 and changes during the nine month period is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding October 1, 2008	5,570	$0.35	4.5
Granted	2,743	0.18	9.4
Exercised	(250)	0.18	—
Forfeited or Expired	(625)	—	—

Outstanding at June 30, 2009	7,438	$0.29	5.6	$223	*

Exercisable at June 30, 2009	5,953	$0.31	4.8	$160	*

*	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The market value of the Company’s stock was $0.25 at June 30, 2009 based upon its closing price on the OTC Bulletin Board.
During the three and nine months ended June 30, 2009, 200 and 250 options, respectively, were exercised. There were no options exercised in the three and nine months ended June 30, 2008. Accordingly, the aggregate intrinsic value of options exercised during the three and nine months ended June 30, 2009 and 2008 was $43 and nil, respectively.
In July 2008, the Company granted options exercisable for approximately 1,595 shares of common stock to employees and consultants of the Company. The Company recorded compensation expense of $42 and $194 in the three and nine months ended June 30, 2009, respectively, associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company is required to re-measure the compensation expense associated with the 445 consultant options at the end of each reporting period until the options are vested.
In October 2008, the Company granted 1,000 restricted shares of common stock under the 2001 Flexible Stock Plan to its chief executive officer in lieu of salary through 2009, all of which were fully vested by December 31, 2008. The shares issued were recorded as compensation expense in the period of vesting. In addition, in October 2008, in lieu of salary through 2009, the Company granted 1,000 shares of common stock under the 2001 Flexible Stock Plan to its chairman of the board, all of which were fully vested by December 31, 2008. Compensation expense of nil and $270 was recorded in connection with these two stock grants in the three and nine months ended June 30, 2009, respectively.
In December 2008, the Company granted 3,000 stock options to the sellers of NCRC, 2,503 of which were issued under the 2001 Flexible Stock Plan and 497 of which were issued outside of the 2001 Flexible Stock Plan. The options were valued based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The value of the options was included in the purchase price of the acquisition as discussed in Note 4 — Acquisition.
In December 2008, the Company granted options exercisable for 240 shares of common stock to consultants and employees of the Company. The Company recorded compensation expense of $4 and $21 in the three and nine months ended June 30, 2009, respectively, associated with these options based on an estimate of the fair value on each date of grant and using the Black-Scholes valuation model. The Company must re-measure the compensation expense associated with the consultant options at the end of each reporting period until the options are vested.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
In December 2008, the Company granted 200 shares of restricted stock to two new members of its board of directors. Such restricted shares were issued from the Company’s 2001 Flexible Stock Plan and vest on January 1, 2010. The shares issued were recorded as compensation expense in the period of vesting. The Company recorded compensation expense of $14 and $29 for the three and nine months ended June 30, 2009, respectively, associated with these restricted stock.
On March 31, 2009, the Company granted 100 shares of restricted stock to Charles Baker, a director, in conjunction with his agreement to serve as the chairman of the Company’s technology committee. Such restricted shares were issued from the Company’s 2001 Flexible Stock Plan and vest on March 31, 2010. The Company recorded compensation expense of $10 for the three and nine months ended June 30, 2009 associated with these restricted stock.
The fair value of each option granted is estimated using the Black-Scholes options pricing model. The assumptions used for the three months ended December 31, 2008 were 5 to 6 years for the expected option lives, 1.63% to 3.4% risk free rate, 85% to 95% expected volatility and 0% expected dividend yield. The weighted average fair value of options granted during the nine months ended June 30, 2009 was $0.18.
In January 2001, the Company issued a warrant to purchase 300 shares of common stock to a former employee at an exercise price of $0.58 per share. The warrant expires on December 31, 2010.
On March 20, 2009, in connection with the debt financing transaction with Blue Moon, the Company granted a common stock purchase warrant to purchase 108 shares of common stock at a price of $0.44 per share, which warrant is currently exercisable. The warrant was valued based on an estimate of the fair value on the date of grant and using the Black-Scholes valuation model. The value of the warrant was a discount to the debt and will be amortized to interest expense over the life of the financing. Amortized discount charged to interest expense was $4 for the three and nine months ended June 30, 2009.
On June 4, 2009, in connection with the debt financing transaction with VeriChip, the Company granted a common stock purchase warrant to purchase 333 shares of common stock at price of $0.30 per share, which warrant is currently exercisable. The financing transaction also included a guaranty of collection given by William J. Caragol for the benefit of VeriChip, for which Mr. Caragol received a common stock purchase warrant from the Company to purchase 500 common shares of the Company at a price of $0.30 per share, which warrant is currently exercisable. The warrants were valued based on an estimate of the fair value on the date of grant and using the Black-Scholes valuation model. The value of the warrant issued to VeriChip was a discount to the debt and will be amortized using the effective interest method. The value of the warrant issued to Mr. Caragol was considered debt issuance costs and will be amortized using the effective interest method. Amortized discount and issuance costs charged to interest expense was $3 for the three and nine months ended June 30, 2009.
6. Financing Agreements
Blue Moon
On March 20, 2009, the Company closed a debt financing transaction with Blue Moon for $190 pursuant to a secured convertible promissory note (the “Note”). The Note is payable on demand after March 20, 2011, accrues interest at five percent per year compounded monthly and is secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Blue Moon, which security interest is subordinate to the security interest granted to VeriChip Corporation (see below). The Note can be prepaid at any time without penalty.
Blue Moon shall have the right, at any time, in its sole discretion to convert the entire unpaid principal amount and accrued and unpaid interest thereon into that number of shares of the Company’s stock at a price of $0.44 per share. The Company may convert the Note into common stock of the Company anytime after a change in control of the Company or if the average of the high and low trading prices of the Company’s common stock as quoted on the OTC Bulletin Board (or any other applicable trading exchange) is greater than 120% of the conversion price ($0.44 per share) over 20 consecutive trading days.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
The financing transaction also includes a warrant, which carries piggy back registration rights, given to Blue Moon to purchase 108 common shares of the Company at a price of $0.44 per share. The fair market value at issuance was $32. Interest accrued as of June 30, 2009 was $7.
VeriChip
On June 4, 2009, the Company closed a debt financing transaction with VeriChip for $500 pursuant to a secured convertible promissory note (the “VeriChip Note”). The two year VeriChip Note is payable on demand on or after June 4, 2010, accrues at a rate of twelve percent and is secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and VeriChip. The unpaid principal and accrued and unpaid interest under the VeriChip Note can be converted at any time into common stock at a price of $0.30 per share. The VeriChip Note can be prepaid at any time without penalty.
The financing transaction includes a common stock purchase warrant given to VeriChip to purchase 333 common shares of the Company at a price of $0.30 per share. The fair market value at issuance was $30.
The financing transaction also includes a guaranty of collection given by William J. Caragol for the benefit of VeriChip, for which Mr. Caragol received a common stock purchase warrant from the Company to purchase 500 common shares of the Company at a price of $0.30 per share. The fair market value at issuance was $45. Interest accrued as of June 30, 2009 was $7 (inclusive of amortized discount and costs).
7. Related Party Transactions
On August 1, 2008, Digital Angel sold 2,570 shares of the Company’s common stock to Blue Moon. The shares represented 49.9% of the Company’s outstanding common stock at that time and all of the shares owned by Digital Angel.
On October 8, 2008, the Company entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting of approximately 7,911 feet of office space, which space is shared with VeriChip. The rent for the entire twenty-one-month term of the sublease is $158, which was paid in one lump sum upon execution of the sublease. VeriChip reimbursed the Company for one-half of the sublease payment, representing its share of the total cost of the sublease. In addition, to account for certain shared services and resources, the Company and VeriChip operate under a shared services arrangement, in connection with which the Company pays $6.5 a month to VeriChip.
On March 20, 2009, the Company closed a debt financing transaction with Blue Moon for $190 pursuant to a secured convertible promissory note. See Note 6 — Financing Agreements, for more information on the transaction. As of June 30, 2009, Blue Moon owned 29.6% of the Company’s outstanding common stock. Currently, Scott R. Silverman, the Company’s chairman of the board, is a manager of Blue Moon and controls a member of Blue Moon, and William J. Caragol, the Company’s chief executive officer, president and acting chief financial officer, is a manager and member of Blue Moon.
On March 31, 2009, the Company granted 100 shares of restricted stock to Charles Baker, a director, in conjunction with his agreement to serve as the chairman of the Company’s technology committee. Such restricted shares were issued from the Company’s 2001 Flexible Stock Plan and vest on March 31, 2010.
On June 4, 2009, the Company closed a debt financing transaction with VeriChip for $500 pursuant to a secured convertible promissory note, which is payable on demand after June 4, 2011. See Note 6 — Financing Agreements, for more information on the transaction. Currently, Scott R. Silverman, the Company’s chairman of the board, is the executive chairman of VeriChip and controls VeriChip, Mr. Caragol, the Company’s chief executive officer, president and acting chief financial officer, is the acting chief financial officer of VeriChip, and Michael E. Krawitz, a director of the Company is also a director of VeriChip.

Steel Vault Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(in thousands, except per share data)
(unaudited)
8. Income Taxes
The Company had an effective tax rate of nil for the three and nine months ended June 30, 2009 and 2008. The Company incurred consolidated losses before taxes for the three and nine months ended June 30, 2009 and 2008. However, the Company has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on the Company’s historical operating results.
Based upon the change of ownership rules under IRC Section 382, if in the future the Company issues common stock or additional equity instruments convertible into shares of the Company’s common stock, which result in the Company’s ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year.
Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are appropriately offset by a full valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the nine months ended June 30, 2009 and 2008, there was no such interest or penalty.
The Company is no longer subject to U.S. Federal or State income examinations for fiscal years before 2002.
9. Treasury Stock
During 2009, the Company’s board of directors authorized the retirement and cancellation of up to $918 of the Company’s common stock acquired in previous periods. The Company retired and cancelled 113 and 861 shares of common stock held in treasury for the three and nine months ended June 30, 2009, respectively.
10. Events Occurring After Reporting Date
The Company has evaluated events and transactions that occurred between June 30, 2009 and August 5, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements.

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
Recent Developments
On June 4, 2009, the Company issued a $500 promissory note, convertible into common stock at any time at a price of $0.30 per share, to VeriChip. The proceeds are being used to support our continued subscriber growth and working capital needs. For more information on the transaction, see Note 6 — Financing Agreements to our condensed consolidated financial statements. Currently, Scott R. Silverman, the Company’s chairman of the board, is the executive chairman of VeriChip and controls VeriChip, Mr. Caragol, the Company’s chief executive officer, president and acting chief financial officer, is the acting chief financial officer of VeriChip, and Michael E. Krawitz, a director of the Company is also a director of VeriChip.
Results of Operations
On December 5, 2008, we purchased all of the outstanding membership interests in NCRC, which company became our wholly-owned subsidiary. In February 2009, we launched our first marketing campaigns related to the National Credit Report products and services. Prior to that time, our marketing campaigns for customer acquisition had been minimal.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
(in thousands unless otherwise noted)
Revenue
In the three months ended June 30, 2009, we recorded $343 of revenue from subscription sales of our identity security products and services. This revenue is generated from active subscribers. As of June 30, 2009, we had 15,565 active subscribers. Active subscribers pay between $14.95 and $19.95 per month for our services.
Cost of Revenue
In the three months ended June 30, 2009, we recorded $149 as cost of revenue from subscriber acquisition and fulfillment costs. These costs include our costs of delivering our services and products to our subscribers under data service agreements with credit reporting aggregators.
Sales and Marketing Expenses
For the three months ended June 30, 2009, we recorded $681 in sales and marketing expenses, which consisted of commissions paid for subscriber acquisition, website development and sales and marketing salaries.
General and Administrative Expenses
General and administrative expenses from continuing operations for the quarter ended June 30, 2009 increased $529, or 518.2%, to $631 from $102 for the same quarter last year. The increase was primarily due to a substantial increase in commercial operations subsequent to the acquisition of NCRC and the launch of commercial operations in February 2007.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008
(in thousands unless otherwise noted)
Revenue
In the nine months ended June 30, 2009, we recorded $418 of revenue from subscription sales of our identity security products and services. This revenue is generated from active subscribers. As of June 30, 2009, we had 15,565 active subscribers. Active subscribers pay between $14.95 and $19.95 per month for our services.
Cost of Revenue
In the nine months ended June 30, 2009, we recorded $234 as cost of revenue from subscriber acquisition and fulfillment costs. These costs include our costs of delivering our services and products to our subscribers under data service agreements with credit reporting aggregator.
Sales and Marketing Expenses
For the nine months ended June 30, 2009, we recorded $901 in sales and marketing expenses, which consisted of commissions paid for subscriber acquisition, website development and sales and marketing salaries.
General and Administrative Expenses
General and administrative expenses from continuing operations for the nine months ended June 30, 2009 increased $1,164, or 202.8%, to $1,738 from $574 for the same period last year. Stock based compensation expense in the nine months ended June 30, 2009 was $524 compared to $134 in the nine months ended June 30, 2008. The increase was primarily due to a substantial increase in commercial operations subsequent to the acquisition of NCRC and stock-based compensation.
Liquidity and Capital Resources
(in thousands unless otherwise noted)
Cash used in operating activities during the nine months ended June 30, 2009 and 2008 was $1,353 and $163, respectively. The cash used in the nine months ended June 30, 2009 and 2008 was primarily to fund operating losses.
Cash used in investing activities was $132 for the nine months ended June 30, 2009, compared to cash provided by investing activities of $887 for the nine months ended June 30, 2008. Cash used in investing activities for the nine months ended June 30, 2009 was a result of acquisition costs for the NCRC purchase of $61, net of the cash provided by the acquisition of $15, and purchases of software and equipment. Cash provided by investing activities in the nine months ended June 30, 2008 was from the proceeds from the sale of InfoTech under the Sale Agreement.
Cash provided by financing activities was $734 for the nine months ended June 30, 2009, of which $690 was the result of the proceeds from the Blue Moon and VeriChip debt financing.
We have $505 of cash at June 30, 2009. In line with our strategy to grow our customer and subscriber base, we plan to review opportunities for new sources of capital, both debt and equity, which would be used to grow our subscriber base by investing in sales and marketing initiatives to acquire new customers. Management believes that with cash on hand, operating cash inflows, and through additional debt or equity financing, that we will be able to continue to finance our growth initiatives.

We have experienced losses from operations of $2,491 and negative operating cash flows of $1,353 for the nine months ended June 30, 2009. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations over the next twelve months. The balance of cash and cash equivalents as of June 30, 2009 may not be sufficient to meet our anticipated cash requirements through 2009, based on our present plan of operation. As a result, we may seek to raise additional capital during fiscal 2009. Delays in the timing of raising such capital may require us to delay, scale back or eliminate some or all of our operations while we raise capital. No assurance can be given that additional financing will be available on acceptable terms or at all. Under these circumstances we may be unable to continue as a going concern. These condensed financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2008 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.
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
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009. These staff positions did not have a material impact on our Condensed Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.

No other recently issued accounting pronouncements that became effective during the nine months ended June 30, 2009, or that will become effective in a subsequent period, have had or are expected to have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4T.	Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the persons performing the functions of chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2009 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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
Date: August 5, 2009

EXHIBIT INDEX

Exhibit
Number		Description
3.1
Amended and Restated Certificate of Incorporation dated April 21, 1997, as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2009)

3.2		Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2009)

10.1	*	Secured Convertible Promissory Note, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation

10.2	*	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation

10.3	*	Convertible Note and Warrant Subscription Agreement, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation

10.4	*	Security Agreement, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation

10.5	*	Security Agreement, dated June 4, 2009, between National Credit Report.com, LLC and VeriChip Corporation

10.6	*	Subordination and Intercreditor Agreement, dated June 4, 2009, between Blue Moon Energy Partners LLC and VeriChip Corporation

10.7	*	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and William J. Caragol

10.8	*	Guaranty of Collection, dated June 4, 2009, among Steel Vault Corporation, William J. Caragol and VeriChip Corporation

31.1	*	Certification by Chief Executive Officer of the registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification by Chief Financial Officer of the registrant Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification by Chief Executive Officer and Chief Financial Officer of the registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.